Form 10-Q
period 2008-09-30
IC Places, Inc.
filed 2008-11-13
CIK 1437596

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008.

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________.

Commission file number 000-53278

IC PLACES, INC.

(Name of small business issuer in its charter)

Delaware

(State or other jurisdiction of incorporation or organization)

42-1662836

(I.R.S. Employer Identification No.)

5428 S. Bracken Court, Winter Park, Florida 32792

(Address of principal executive offices and Zip Code)

Registrant’s telephone number, including area code:  (321) 251-5045

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  (x) Yes (__) No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer (__)

Accelerated filer (__)

Non-accelerated filer (__)

Smaller reporting company (_x_)

 (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes (__) No ( x )

The number of shares of the issuer’s common stock, par value $.00001 per share, outstanding as of November 10, 2008 was 71,520,010.

Link to Table of Contents

Link to Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of IC Places, Inc.:

We have reviewed the accompanying balance sheet of IC Places, Inc. as of September 30, 2008 and the related statements stockholders’ deficit for the period March 18, 2005 (date of inception) through September 30, 2008, the statement of operations for the three-month and nine-month periods ended September 30, 2008, September 30, 2007 and the period March 18, 2005 (date of inception) through September 30, 2008 and the statement of cash flows for the nine-month periods ended September 30, 2008 and September 30, 2007. These financial statements are the responsibility of the company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

Randall N. Drake, CPA, PA
Randall N. Drake, CPA, PA

Clearwater, Florida

November 13, 2008

Link to Table of Contents

Part I.  Financial Information

Item 1.  Financial Statements.

IC Places, Inc.
(A Development Stage Company)
Balance Sheet

	As of
	Sep 30, 2008	Dec 31, 2007
	(unaudited)	(audited)

Current Assets
Cash	$372	$9,170
Accounts Receivable	1,200	-
total current assets	1,572	9,170

Property and Equipment	23,533	23,533
Accumulated Depreciation	(5,999)	(541)
	17,534	22,992

Deferred Tax Assets	-	20,940

Total Assets	$19,106	$53,102

Liabilities and Stockholders' Equity
Current Liabilities
Accrued Liabilities	$822	$-
Advances from Stockholder	135,446	86,862
Total Current Liabilities	136,268	86,862

Stockholders' Deficit
Common Stock, $.00001 par value;
500,000,000 shares authorized;
71,520,010 and 50,000,000 shares outstanding	715	500
Additional Paid In Capital	49,500	49,500
Accumulated Deficit during the Development Stage	(167,377)	(83,760)
Total Stockholders' Deficit	(117,162)	(33,760)

Total Liabilities and Stockholders' Equity	$19,106	$53,102

The accompanying notes are an integral part of these financial statements

Link to Table of Contents

IC Places, Inc.
(A Development Stage Company)
Statement of Operations
(unaudited)

					Mar 18, 2005
					(inception date)
	For the Three Months Ended		For the Nine Months Ended		through
	Sep 30, 2008	Sep 30, 2007	Sep 30, 2008	Sep 30, 2007	Sep 30, 2008

Revenues	$-	$-	$1,230	$-	$1,230

Operating Expenses
Programmer Expense	9,993	-	11,051	-	24,908
Advertising and Promotion	22,793	-	23,793	-	25,029
Selling Expense	9,444	14	9,884	14	20,464
Professional Fees	500	-	3,500	-	20,863
Communications	2,367	241	3,005	241	9,650
Office and Miscellaneous	6,862	(10,600)	7,001	419	11,479
Stock-Based Compensation	-	-	215	-	50,215
Depreciation	1,820	-	5,458	-	5,999
total operating expenses	53,779	(10,345)	63,907	674	168,607

Operating Loss	(53,779)	10,345	(62,677)	(674)	(167,377)

Income Tax Provision	20,940	-	20,940	-	-

Net Loss	$(74,719)	$10,345	$(83,617)	$(674)	$(167,377)

Earnings per share, basic and diluted	$(0.00)	$0.00	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding	71,520,010	50,000,000	70,341,907	50,000,000	54,313,996

The accompanying notes are an integral part of these financial statements

Link to Table of Contents

IC Places, Inc.
(A Development Stage Company)
Statement of Stockholders' Deficit

			Additional		Total
	Capital Stock		Paid In	Accumulated	Stockholders'
	Shares	Par Value	Capital	Deficit	Deficit

Balance, March 18, 2005 (Date of Inception)	-	$-	$-	$-	$-

Stock-Based Compensation, March 18, 2005, par value	50,000,000	500	49,500		50,000

Net Loss, date of inception through December 31, 2006 (audited)				(65,600)	(65,600)

Balance, December 31, 2006 (audited)	50,000,000	500	49,500	(65,600)	(15,600)

Net Loss, December 31, 2007 (audited)				(18,160)	(18,160)

Balance, December 31, 2007 (audited)	50,000,000	500	49,500	(83,760)	(33,760)

Acquisition for stock, January 15, 2008	21,520,010	215	-		215

Net Loss, September 30, 2008 (unaudited)				(83,617)	(83,617)

Balance, September 30, 2008	71,520,010	$715	$49,500	$(167,377)	$(117,162)

The accompanying notes are an integral part of these financial statements

Link to Table of Contents

IC Places, Inc.
(A Development Stage Company)
Statement of Cash Flows

	Sep 30, 2008	Sep 30, 2007
	(unaudited)	(unaudited)

Cast Flows from Operating Activities:
Net Loss from Operations	$(83,617)	$(674)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	5,458
Stock Based Compensation	215

Decreases (increases) in assets and liabilities:
Accounts Receivable	(1,200)
Deferred Income Tax Assets	20,940	20,705
Accrued Liabilities	822
Net cash (used in) provided by operations	(57,382)	20,031

Cash Flows from Financing Activities:
Stockholder advances	48,584	(10,861)
Net cash provided by (used in) investing activities	48,584	(10,861)

Net Increase (Decrease) in Cash	(8,798)	9,170

Cash, beginning of year	9,170	-

Cash, ending	$372	$9,170

The accompanying notes are an integral part of these financial statements

Link to Table of Contents

IC Places, Inc.

(A Development Stage Company)

Notes to the Financial Statements

(unaudited)

 1.                       Background Information

IC Places, Inc. ("The Company") was formed on March 18, 2005 as a Delaware Corporation and is based in Celebration, Florida.  The Company engages in the ownership and operation of a network of city-based websites for use by business and vacation travelers as well as local individuals.  The Company’s websites provide local information about hotels, restaurant dinning, golf courses, discount event tickets, discount car rentals, discount airfare, and attraction tickets.

IC Place's offers marketing tools and expertise to advertisers that combine the quality and power of Flash video, interactive features, the ability to update their information and add special events immediately and as frequently as desired. The IC Places websites also incorporate the most comprehensive online tracking and reporting capabilities. This dramatically enhances the impact and effectiveness of any ad campaign.

2.            Summary of Significant Accounting Policies

The significant accounting policies followed are:

All adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three and nine month periods ended September 30, 2008, 2007 and the period March 18, 2005 (date of inception) through September 30, 2008; (b) the financial position at September 30, 2008, and (c) cash flows for the nine month periods ended September 30, 2008 and 2007, have been made.

The Company prepares its financial statements in conformity with generally accepted accounting principles in the United States of America. These principals require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that these estimates are reasonable and have been discussed with the Board of Directors; however, actual results could differ from those estimates.

The unaudited financial statement and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principals generally accepted in the United States of America have been omitted. The accompanying unaudited financial statements should be read in conjunction with the financial statements for the years ended December 31, 2007 and 2006 and notes thereto in the Company’s annual report, filed as an exhibit with the Securities and Exchange Commission. Operating results for the three and nine months ended September 30, 2008 and 2007 and for the period March 18, 2005 (date of inception) to September 30, 2008 is not necessarily indicative of the results that may be expected for the entire year.

The Company’s balance sheets include the following financial instruments: cash, accounts receivable, accrued liabilities and amounts due to stockholder. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

The majority of cash is maintained with a major financial institution in the United States.  Deposits with this bank may exceed the amount of insurance provided on such deposits.  Generally, these deposits may be redeemed on demand and, therefore, bear minimal risk.  The Company considers all highly liquid investments purchased with an original maturity of six months or less to be cash equivalents.

Accounts receivable consist of amounts due for advertising, based on referral agreements.   Advertising revenue is recognized when businesses place advertisements on the IC Places website or through banner ads or upon a customer's purchase of partner offerings originated from links through the company website.   An allowance for doubtful accounts

Link to Table of Contents

is considered to be established for any amounts that may not be recoverable, which is based on an analysis of the Company’s customer credit worthiness, and current economic trends.  Based on management’s review of accounts receivable, no allowance for doubtful accounts was considered necessary.   Receivables are determined to be past due, based on payment terms of original invoices.  The Company does not typically charge interest on past due receivables.

Property and equipment is stated at cost.  Depreciation is computed by the straight-line method over estimated useful lives (3-7 years).   The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of property and equipment existed at December 31, 2007.

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets," long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable.  When required impairment losses on assets to be held and used are recognized based on the fair value of the asset.  The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required.  If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset.  When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets.  We did not recognize any impairment losses for any periods presented.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standards (SFAS) No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R requires all share-based payments to employees, including grants of employee stock options to be recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). The Company had no common stock options or common stock equivalents granted or outstanding for all periods presented.

The company completed its acquisition of 100% of the stock of a full-service IT Firm (Bridger Web, Inc.) in exchange for 7,000,000 shares of the Company’s stock.   In accordance with SAB 107, Topic 5G, the significant ownership transfer into this business development stage company resulted in the valuation of the acquisition at the historical basis of the acquired company.  The acquired company had relatively no capital assets, no debt, and there is no valuation assigned to the technology basis, since all technology development costs were expensed as research and development, and the technology feasibility was reached at the time of the letter of intent to acquire.  Therefore, the valuation placed on the acquisition was considered to be the par value of the shares issued.

The costs of advertising are expensed as incurred.  Advertising expense was $1,000, $0, and $1,230 for the nine months ended September 30, 2008, 2007 and for the period March 18, 2005 (date of inception) through September 30, 2008, respectively.

The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes,” which requires use of the liability method. SFAS No. 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purpose, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

The Company follows SFAS No. 128, “Earnings Per Share.” Basic earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares outstanding during the year. Diluted earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares. There are no share equivalents and, thus, anti-dilution issues are not applicable.

Link to Table of Contents

3.            Development Stage Enterprise

The Company has been in the development stage since its formation on March 18, 2005.  It has primarily engaged in developing an internet portal website and raising capital to carry out its business plan. The Company expects to continue to incur significant operating losses and to generate negative cash flow from operating activities while it develops its customer base and establishes itself in the marketplace.  The Company's ability to eliminate operating losses and to generate positive cash flow from operations in the future will depend upon a variety of factors, many of which it is unable to control.  If the Company is unable to implement its business plan successfully, it may not be able to eliminate operating losses, generate positive cash flow, or achieve or sustain profitability, which would materially adversely affect its business, operations, and financial results, as well as its ability to make payments on any obligations it may incur.

4.            Going Concern

The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.

The Company incurred a net loss of $74,719 and $83,617 for the nine months ended September 30, 2008 and for the period March 18, 2005 (date of inception) through the period ended September 30, 2008, respectively.  As of September 30, 2008 the Company had $372 of cash with which to satisfy any future cash requirements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company depends upon capital to be derived from future financing activities such as subsequent offerings of its common stock or debt financing in order to operate and grow the business.  There can be no assurance that the Company will be successful in raising such capital.  The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company's business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to build and maintain websites and to provide services and support to its customers and users.  There may be other risks and circumstances that management may be unable to predict.

The unaudited financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

5.            Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which is an interpretation of SFAS No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN 48 clearly scopes out income taxes from Financial Accounting Standards Board Statement No. 5, Accounting for Contingencies. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 on January 1, 2007. There was no material impact on the overall results of operations, cash flows, or financial position from the adoption of FIN 48.

In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141(revised 2007), Business Combinations, which replaces SFAS No. 141.  The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting.  It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred.  SFAS No. 141(R) is effective for the Company beginning January 1, 2009 and will apply prospectively to business combinations completed on or after that date.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal

Link to Table of Contents

years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. The adoption of SFAS No. 157 did not have a material impact on the Company's financial condition or results of its operations.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. The adoption of SFAS No. 159 did not have a material impact on the Company's financial condition or results of its operations.

In December 2007, the FASB issued SFAS No. 160; Noncontrolling Interest in Consolidated Financial Statements, and amendment of ARB 51, which changes the accounting and reporting for minority interest.  Minority interest will be recharacterized as noncontrolling interest and will be reported as component of equity separate from the parent's equity, and purchases or sales of equity interests that do not result in change in control will be accounted for as equity transactions.  In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the date of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings.  SFAS No. 160 is effective for the Company beginning January 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively.  The Company is not part of a consolidating group and currently is not affected by this pronouncement.

In March 2008, the Financial Accounting Standards Board issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities.  SFAS No. 161 requires additional disclosures related to the use of derivative instruments, the accounting for derivatives and the financial statement impact of derivatives.  SFAS No. 161 is effective for fiscal years beginning after November 15, 2008.  The adoption of SFAS No. 161 will not impact the Company's financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We do not currently expect the adoption of SFAS 162 to have a material effect on our results of operations and financial condition.

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) 14-1 “Accounting for Convertible Debt instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. As we do not have convertible debt at this time, we currently believe the adoption of FSP APB 14-1 will have no effect on our results of operations and financial condition.

Link to Table of Contents

6.            Equipment

Equipment consists of:

	September 30, 2008 (unaudited)	December 31, 2007 (audited)
Office Furniture	$229	$229
Computer Equipment	3,928	3,928
Software	19,376	19,376
	23,533	23,533
Less accumulated depreciation	5,999	541
Property and equipment, net	$17,534	$22,992

Depreciation of equipment was $1,820, $5458 and $5,999 for the nine months ended September 30, 2008, 2007 and for the period March 18, 2005 (date of inception) through September 30, 2008, respectively.

7.            Income Tax

The Company has not recognized an income tax benefit for the current quarter and year based on uncertainties concerning its ability to generate taxable income in future periods.  The tax benefit for the current period presented is offset by a valuation allowance (100%) established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.  As of December 31, 2007, the Company incurred start-up losses of approximately $90,000.

For the nine-month period ended September 30, 2008, deferred tax assets of  $20,940, recognized as a tax benefit in a prior period, have been reversed, in full allowance, since the recovery of the  tax benefit is uncertain.  The derecognition of the deferred tax asset results in a net recognition of tax expense for the nine-month period ended September 30, 2008.

8            Equity

The company has one class of stock, common.  Five Hundred Million (500,000,000) shares of stock are authorized by the company’s Amended Articles of Incorporation filed within the State of Delaware. The authorized shares consist of Five Hundred Million (500,000,000) shares of Common Stock at par value $.00001, as amended for the 10:1 reverse stock split effective in 2007.  All share information has been presented with share information retroactively stated.

During the nine-month period ended September 30, 2008, the company issued 21,520,010 common shares in a share based purchase transaction for Bridger Web, Inc.

9.            Related Party Transactions

In 2007 an advance in the amount of $135,446 was made by a shareholder, for working capital and development purposes.  There are no repayment terms to this advance and the amount is payable upon demand.

The Company has limited needs for office space and is currently performing programming and administrative tasks from offices provided by unrelated parties as needed and at no charge.  The current arrangements are temporary and the Company is actively seeking a facility to occupy upon funding of their plan of operations.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

Link to Table of Contents

10.                       Contingencies

From time to time the Company may be a party to litigation matters involving claims against the Company.  Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management's discussion, analysis of financial condition, and plan of operations should be read in conjunction with our financial statements and notes thereto contained elsewhere in this report.

The Company had $0, $1,230, $0 and $1,230 from advertising revenue for the three and nine month periods ended September 30, 2008,  2007 and for the period March 18, 2005 (date of inception) through September 30, 2008, respectively.  The Company recognized advertising revenue in the first quarter of 2008.

Operating expenses were $53,799, $10,345, $63,907, $674 and $168,697 for the three and nine month periods ended September 30, 2008, 2007 and for the period March 18, 2005 (date of inception) through September 30, 2008, respectively.  Operating expenses were related to the maintenance of the corporate entity, primarily accounting and legal fees. It is anticipated that future expenditure levels may increase as the Company intends to fully comply with its periodic reporting requirements following the filing of this registration statement.   Expenses incurred in the development of the web-based search site are expensed as incurred.

Earnings per share for the three and nine month periods ended September 30, 2008, 2007 and for the period March 18, 2005 (date of inception) through September 30, 2008 were $(0.00) for all periods, based on the weighted-average shares issued and outstanding at the end of each period.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company begins meaningful operations.

CONTRACTUAL OBLIGATIONS

None.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2007, the Company had negative working capital of approximately $135,000 as compared to negative $78,000 at December 31, 2007. Working capital as of both dates consisted entirely of cash, net of current liabilities; accordingly the Company does not anticipate being required to register pursuant to the Investment Company Act of 1940 and expects to be limited in its ability to invest in securities, other than cash equivalents and government securities, accordingly. There can be no assurances that any investment made by the Company will not result in losses.

Since 2006, the Company has obtained working capital through paid in capital of $49,500 and stockholders capital contribution of $10,563.

At September 30, 2008, the Company had $372 in cash and $19,106 in assets, $822 in accrued liabilities, excluding amounts due to its majority shareholder, negligible revenues, and a history of operating losses. The company plans to raise $1.2 Million dollars to launch its next phase of business and expenses associated with the next Phase are listed below. Absent an outside capital infusion, the Company will seek funding from traditional banking and other private sources. There are no assurances that any manner of securities offering (debt or equity) will be successful, and the Company’s revenues are inadequate to provide for the growth projected in this filing. We may be reliant on additional shareholder contributions, including from management, to continue operations. We are hopeful that the market awareness and financial transparency afforded through becoming a reporting company will assist us in procuring additional investment capital or loans.

Link to Table of Contents

Prior to March 2005, the operations of the Company were conducted as a division of Graystone Park Enterprises, Inc., a Delaware company based in New York that publishes legal outlines and other directories under the trade name “LegalLines.” Steve Samblis, who operated the Company’s business line, formed the Company and entered into an agreement with Graystone’s management to acquire its business in exchange for shares. We do not believe the transaction qualified as a spin-off, under provisions of Staff Accounting Bulletin No. 3, in that Steve Samblis, who was a minority owner of Graystone, owned a majority of the Company immediately after the transaction.

In 2006, Graystone affected a share dividend, and distributed its ownership position in the Company to its shareholders on a pro rata basis. As a result, IC Places obtained approximately 165 new shareholders Graystone did not solicit or receive any cash or other consideration from its shareholders in connection with the share dividend.

During the nine-month period ended September 30, 2008, the company completed its acquisition of 100% of the stock of a full-service IT Firm (Bridger Web, Inc.) in exchange for 21,520,000 shares of the Company’s stock.   In accordance with SAB 107, Topic 5G, the material ownership interest transfer into this business development stage company resulted in the valuation of the acquisition at the historical basis of the acquired company.  The acquired company had relatively no capital assets, no debt, and there is no value assigned to the technology basis, since all technology development costs were expensed as research and development, and the technology feasibility was reached at the time of the letter of intent to acquire.  Therefore, the valuation placed on the acquisition was considered to be the par value of the shares issued.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Plan of Operation.

During the current phase of this project, the following major events will occur, some of them simultaneously:

•	Obtain $1,200,000 investment
•	File Form 10
•	Rent and equip IC Places central office location (and required permits)
•	Launch the Wireless Application, Video Classified Advertisements, and Restaurant Menu Ordering system
•	Launch recruitment and training plan for sales and ITC
•	Begin a marketing campaign

Start-up Requirements

Phase 2 launch Expenses:
Legal and Form 10 Filing	$60,000
Business Cards and Marketing Materials	25,000
Insurance	1,750
Rent -(First, Last and Security Deposit)	15,000
Computers and Software	25,000
Fixtures (Desks, Displays, Chairs etc.)	9,400
Phones	4,000
Wireless Application	100,000
Licensing Program Setup	30,000
Billboards	120,000
Promotion and trade shows	55,000
Total Expenses	$445,150
Start-up Assets:
Cash Required	360,000
Other Current Assets	46,000
Long-term Assets	25,000
Total Assets	$431,000
Total Requirements	$876,150

Link to Table of Contents

Strategy

The key elements in our Sales Strategy are centered on market penetration and sales consistency.

Market Penetration:

Our initial plan is to have an active sales agent in each of our listed markets. The best way to have knowledge of the individual markets is to hire agents that have a strong familiarity of their selling area. In our hiring practices we will be looking for agents that not only have B2B sales experience but also know their market. As we build out our advertising client base in each market, we will consolidate geographic areas as the markets demand. We are looking at having sales agents in a minimum of 85% our selling cities by the end of Q4 of 2007.

Sales Process:

Our agents will use a combination of phone and face-to-face selling. Depending on the market that the agent is working, the normal process will be to call for an appointment and then present our company in that scheduled appointment. In some markets, the agents will be better suited to prospect door to door if those markets are more tailored to that type of selling. The bottom line is that making the calls and getting in front of the decision makers will produce sales.

To aid in client retention we intend to roll out our customer service group by Q3 of 2008. The requirement of this group will be to contact each client on a quarterly basis and give them new information on upcoming changes with IC Places and to help bring value to their individual adverting. The customer service group will pull up each site as they speak with the clients and be available to make changes or recommendations on how to add value to the information that is posted. They will also be attentive to the clients’ concerns and use this information to be sure that we are properly serving our clients needs to help with client retention. This group will also aid in pulling some of the responsibilities from the sales agents so that they will be able to remain focused on client accusation and not having to spend all of their time on customer service issues. The head count for this group will be adjusted to meet the needs of our company.

Sales Tracking:

We will require each of our agents to submit a sales funnel on a bi-monthly basis. This funnel will include percentage of close ratios, contact date and time and current and projected sales. The goal of this report is to help in estimating future revenues and this report will also be used as a tool for checks and balances for discrepancies with commissions or evaluating work standards. Our agents will be using our internet phone service for telephone prospecting and phone call reports will be used to aid in tracking hours worked by individual agents. It will be the combination of these two tools that will be used in evaluating agent’s performance and standards.

Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of IC Places, Inc. for the period ended September 30, 2008 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

The following are factors that could cause actual results or events to differ materially from those anticipated, and include but are not limited to: general economic, financial and business conditions; changes in and compliance with governmental regulations; changes in tax laws; and the costs and effects of legal proceedings.

Link to Table of Contents

You should not rely on forward-looking statements in this quarterly report. This quarterly report contains forward-looking statements that involve risks and uncertainties. We use words such as "anticipates," "believes," "plans," "expects," "future," "intends," and similar expressions to identify these forward-looking statements. Prospective investors should not place undue reliance on these forward-looking statements, which apply only as of the date of this annual report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by IC Places, Inc. For example, a few of the uncertainties that could affect the accuracy of forward-looking statements include:

(a)

an abrupt economic change resulting in an unexpected downturn in demand;

(b)

governmental restrictions or excessive taxes on our products;

(c)

over-abundance of companies supplying computer products and services;

(d)

economic resources to support the retail promotion of new products and services;

(e)

expansion plans, access to potential clients, and advances in technology; and

(f)

lack of working capital that could hinder the promotion and distribution of products and services to a broader based business and retail population.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4.  Controls and Procedures.

Item 4(T).  Controls and Procedures.

(a)

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

With respect to the period ending September 30, 2008, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures,  as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based upon our evaluation regarding the period ending September 30, 2008, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.  However, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, does not expect that its disclosure controls and procedures will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Link to Table of Contents

(b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine month period ending September 30, 2008, the Company did not issue any unregistered shares of its common stock.

Item 3.  Defaults Upon Senior Securities

NONE

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

NONE

Item 6.  Exhibits

Exhibit Number and Description

Location Reference

(a)

Reports of Independent Certified Accountants

Filed Herewith

(b)

Financial Statements

Filed Herewith

(c)

Exhibits required by Item 601, Regulation SB;

(3.0)

Articles of Incorporation

(3.1)

Articles of Incorporation

See Exhibit Key

(3.2)

Bylaws

See Exhibit Key

(11.0)

Statement re:  computation of per share

See Stmt. Operations,

earnings

Financial Stmts.

(31.0)

Certificate of Chief Executive Officer

Filed herewith

and Chief Financial Officer

(32.0)

Certification pursuant to 18 U.S.C. § 1350,

Filed herewith

as adopted pursuant to Section 906 of the

Sarbanes-Oxley Act of 2002

Link to Table of Contents

Exhibit Key

3.1

Incorporated by reference herein from the Company’s Form 10

Registration Statement filed with the Securities and Exchange

Commission on August 11, 2008.

3.2

Incorporated by reference herein from the Company’s Form 10

Registration Statement filed with the Securities and Exchange

Commission on August 11, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IC PLACES, INC.

Date: November 13, 2008

By:  /s/ Steven Samblis

STEVEN SAMBLIS,

Chief Executive Officer

Chief Financial Officer