Form 10-K
period 2008-12-31
IC Places, Inc.
filed 2009-04-15
CIK 1437596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________

FORM 10-K

______________

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. 000-53278

IC PLACES, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	42-1662836
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5428 S. Bracken Court, Winter Park, FL	32792
(Address of principal executive offices)	(Zip Code)

(Former name, former address, if changed since last report)

Tel (321) 251-5045
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer. ☐	Accelerated filer. ☐
Non-accelerated filer. ☐ (Do not check if a smaller reporting company)	Smaller reporting company. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2008: N/A.

Number of the issuer’s Common Stock outstanding as of March 29, 2009:  71,520,010

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (Check One): Yes  ☐ No ☑

IC PLACES, INC.

FORM 10-K

PART I

ITEM 1. BUSINESS

Background Information

IC Places, Inc. was formed on March 18, 2005 as a Delaware Corporation. IC Places, Inc. engages in the ownership and operation of a network of city-based Websites for travelers and local individuals. Its Websites provide information about hotels, restaurants, golf courses, discount event tickets, discount car rentals, discount airfare, and attraction tickets. The company’s UnofficialU.com, currently in beta/development, will provide entertainment and information about travel packages for spring break and summer vacation for college students in North America. The company’s icplaces.com website targets tourists and travelers in the 35-54 age group, providing specific information regarding dining, lodging, entertainment and other needs, including daycare, on a city-by-city basis. The company’s www.selfhelpcenters.com website provides a compendium of self-awareness and self-help links, providing on-line life coaching. The company is based in Celebration, Florida. IC Places Inc. formerly operated as a subsidiary of Graystone Park Enterprises Inc. Two of the main sources of IC Places revenue come from Local Online Advertising Sales and Online Travel Services. These are two of the Internet’s fastest growing sectors.

Prior to March 2005, the operations of the Company were conducted as a division of Graystone Park Enterprises, Inc. (“Graystone”), a Delaware company based in New York that publishes legal outlines and other directories under the trade name “LegalLines.” Prior to March 2005 and through October 2005 the Company and Graystone observed this corporate relationship though there was no written agreement between the parties.  Steve Samblis, who operated the Company’s business line, formed the Company and entered into an agreement with Graystone’s management to acquire its business in exchange for shares. On October 4, 2005 the parties executed a Stock Exchange Agreement which contained terms that were consistent with the working relationship that had developed between the Company and Graystone in the preceding seven month period. We do not believe the transaction qualified as a spin-off, under provisions of Staff Accounting Bulletin No. 3, in that Steve Samblis, who was a minority owner of Graystone, owned a majority of the Company immediately after the transaction.

In 2006, Graystone affected a share dividend, and distributed its ownership position in the Company to its shareholders on a pro rata basis. As a result, IC Places obtained approximately 165 new shareholders Graystone did not solicit or receive any cash or other consideration from its shareholders in connection with the share dividend.

During the six-month period ended June 30, 2008, the company completed its acquisition of 100% of the stock of a full-service IT Firm (Bridger Web, Inc.) in exchange for 21,520,000 shares of the Company’s stock.   In accordance with SAB 107, Topic 5G, the material ownership interest transfer into this business development stage company resulted in the valuation of the acquisition at the historical basis of the acquired company.  The acquired company had relatively no capital assets, no debt, and there is no value assigned to the technology basis, since all technology development costs were expensed as research and development, and the technology feasibility was reached at the time of the letter of intent to acquire.  Therefore, the valuation placed on the acquisition was considered to be the par value of the shares issued.

Business Operations

IC Place’s offers tools and expertise to advertisers that combine the quality and power of Flash video, interactive features, the ability to update their information and add special events immediately and as frequently as desired. The IC Places websites also incorporate the most comprehensive online tracking and reporting capabilities. This dramatically enhances the impact and effectiveness of any ad campaign. Any business advertising with IC Places will continually experience a memorable advertising campaign exhibiting efficiency.

IC Places supports individual campaign objectives with an arsenal of online tools designed to fulfill specific creative goals for each of the four primary campaign objectives:

•

Brand Impact & Awareness

•

Brand Endorsement

•

Brand Interaction, Education, & Favorability

•

Direct Response & Acquisition

Products and Services

IC Places is primarily a ‘city guide’ providing up-to-date information for hundreds of cities in the United States. IC Places will provide information on entertainment, dining and other pertinent information relating to travel and transportation. The sites offer a full array of lodging, prices, restaurants, menus, calendars, entertainment, sports, and educational, recreational, and cultural options, along with special events in the cities we cover, as well as links to advertisers and travel agent options.

The following subtopics discuss IC Places’ potential revenues, products and services.

Online Local Advertising

Borrell Associates Inc. released a report, “Outlook for 2007: Pac-Man Pace for Local Online Advertising,” which predicts local online advertising will grow 31 percent in 2007. The Kelsey Group estimates that by 2010 almost 40 percent of an estimated $27 billion automobile advertising market will be allocated to local online and directional media. We intend to capture advertising revenue from business located in college cities covered by www.UnofficialU.com, from www.icplaces.com, and from publishers and seminar organizers from www.selfhelpcenters.com.

Video Classified and Banner advertising

Though no other local city-based websites that offers Video Classified Advertising... regular online classified advertising is booming. Online classified ads and Internet Yellow pages are projected to double to $31.1 billion worldwide in 2010 from $15.7 billion in 2005, according to research firm Kelsey Group. Banner advertising will be available in each of our IC Places sites. Banners will be sold per month and will vary in price based on placement and page. Banners will start at $500.00 per month. The market for advertising is large. Citysearch.com, which offers fewer features than IC Places, reported for Q4, 2004 for approximately 25,000 paid banner advertisers. We can provide no assurances that we will capture any portion of these revenue streams, but will direct our efforts to doing so.

Online Travel Services

Online travel revenues were approximately $73 billion in 2006, a 20 percent gain over 2005 revenues according to “The 2006 State of Retailing Online,” the ninth annual report conducted by Forrester Research. IC Places delivers consumers everything they need for researching, planning, and purchasing their entire trip. The company provides direct access to one of the broadest selections of travel products and services through its World wide network of city based websites, for which we will receive referral fees. Serving many different consumer segments — from families booking a summer vacation to individuals arranging a quick weekend getaway —, IC Places, Inc. provides travelers with the ability to research, plan, and book their comprehensive travel needs in an easy to use online format. IC Places, Inc. websites feature airline tickets, hotel reservations, car rentals, cruises, and multiple other in-destination services from a wide array of partners.

Video Streaming

Video Classified advertisements

According to new estimates by the Newspaper Association of America, online advertising classified revenues reached $750m in the first quarter of 2007. The biggest decline in traditional print advertising continues to be in the classified advertising category. This category declined by 13.2 per cent to $3.4bn, with real estate and recruitment advertising both down by more than 14 per cent during the first quarter. This decline reflects the growing shift of classified advertising to rivals on the internet such as Craig’s list, which often provides the service for free.

IC Places will offer local Video Classified advertisements on its city specific websites, through its video partners. The service gives sellers of cars, boats, planes, houses or anything that can best be viewed with live action video the ability to market items for sale through video. The Video Classified Ads are free to the advertiser and consumer. IC Places receives revenue from 15 - 30 second commercial ad sold by our video partners, and placed before the ads; we split the ad revenue 50/50 with them. Our piece of this process is automated allowing us to concentrate on advertising the service.

Video News Stories and Reports

We intend to select a “face of the city” for each of our city specific websites. Interesting people will have the opportunity to compete for this position, which will be selected by viewers and editors of IC Places during a contest at a local venue. A voting system will be used to ensure that the “face” is selected by the majority based on performance and city pride. IC Places is a platform for this “face” and others in their city to show why they are an expert in their field by allowing them to write and/or videotape stories about their area of expertise. These stories are then displayed on the site of the city they live in. This will give them publicity, bringing more traffic to the sites and helping to build the IC Places brand.

The editorial process is simple: Each “face” is provided a web interface to submit monthly stories. Once the story is submitted a national editor will review it and approve or decline the story. With one click the story finds its way to the correct section within the writer’s city site. Each article will also include an accompanying video including anything from a full story to supporting footage.

IC Places Instant Movie Review

Steve Samblis and Brad Daymond screen movies each week to review for the IC Places Movie Review sections of the city specific websites. We expect to receive revenue from sponsorships as well as from commercial advertisements placed by our video partners.

Corporate Partnerships

Opening Table Dining Reservations

We offer direct dining reservations at 12,700 restaurants though a partnership with Open Table. We are one of a handful of partners affiliated with this service. Other partners include America Online, Inc., American Express, CityGuide, Chicago Tribune’s metromix.com, Citysearch.com, LA Times’ calendarlive.com, Time Out New York, San Francisco Chronicle’s sfgate.com, washingtonpost.com, and Yahoo! Inc. IC Places, Inc. earns 50 cents per person per booking each time a person books a dining reservation

Traffic.com

Traffic.com gives IC Places websites real time traffic information. Though the use of custom programmed interfaces from Traffic.com, IC Places can provide free city-based information including “Hotspot” alerts, up to the minute traffic, personalized traffic reports for specific routes, and email, text message and phone alerts sent to the visitor’s personal phone number. Ads are run on emails, text messages as well as voice alerts. All profits are split between IC Places and Traffic.com.

Hotels.com

Visitors to each IC city site can view available hotel accommodations and book seamlessly through the IC Places web sites. The booking itself is done on the hotel.com servers however this is transparent to our consumers who never leave the IC Places website. Under the agreed terms IC Places makes 10% on all reservations completed.

Limbo.com

In the contest section of each IC city site visitors can become a part of an interactive gaming arena linked by video feed and a live “chat” connection. Gamers compete for “loot” that is won by playing the game of Limbo and can be used to purchase items from their partnering companies. Profits occur when sales are split between IC Places and Limbo.com.

Dollar Rental Car

We offer discounted car rentals through Dollar Rental Car nationally. We make 10% on all reservations. The partnership with Dollar/Thrifty provides the company access to their entire global XML database. By using this XML database a visitor to any IC Places city site is able to search the best rate and availability in that city and make the reservation in real time.

Revver.com

Revver powers the 9000 TV Channels found in sections of IC Places city websites. The software allows IC Places visitors to create their own interactive TV shows and broadcast them in the city they live in on the appropriate channel. They can also share an IC Places channel over their own website, blog, social network or mobile phone.

Visitors can share their IC Places’ channels with friends collaborating with them to be a part of their shows, by adding their own content, by voting and chatting live with other viewers. With IC Places TV, visitors can become Citizen Journalists. They can share their experiences live with the world and be the star, director and producer of their own live TV Show, wherever they are and in a manner they choose.

Other

IC Places, Inc. is working with one of the largest Convention Planning Companies in the US. We will initially focus on conventions that are coming to the Orlando area. On each client’s Human Resources pages we will place a ‘widget’ which we created to allow the client’s employees to search for restaurants in the Orlando area, and make dinner reservations. For every seat booked the restaurants pay IC Places a fee.

Market Analysis Summary

Our top 16 competitors had estimated revenues of over $68.5 trillion, based on March 2007 Reuters Estimates (see below). The company believes that the market for its services, especially in consideration of the rich media and video content and city specific websites will allow it to capture sufficient revenues to remain viable, if not profitable.

The PhoCus Wright report provides substantial information relative to current and projected travel data and is cited below. We will also focus on the 2004 Travel Report which is a study conducted quarterly by Harris Interactive®. According to the study, more than four in five (82%) of U.S. adults plan to take at least one trip for leisure sometime in the next six months making our target market 82% of the US adult population. In addition, one in five adults plan to travel for business purposes (22%) and 19% of these business travelers will use at least one of these trips in the next six months to include leisure plans. When leisure travelers and combined business/leisure travelers book or plan to book arrangements for their next trip, the most used booking channel cited by both groups is online travel websites (28% of leisure travelers and 31% of business/leisure travelers). Of those solely traveling for business purposes, one quarter (24%) have booked or plan to book their arrangements using their corporate travel department followed by 22 percent using or planning to use an online travel website. PhoCus Wright states that 55% of all Internet hotel bookings are made through online travel sites. The airline industry is similar with approximately 52% of tickets bought on the Internet for major carriers being purchased through online travel sites. Expedia alone handles 20 million customers per month, according to its public relations director, Jason Reindorp.

Market Trends

Online Advertising U.S. local online advertising revenue grew 26 percent year on year to a record $4.9 billion in the first quarter of 2007, according to the Interactive Advertising Bureau (IAB) and Pricewaterhouse Coopers (PwC). The local online advertising sector has seen strong growth in recent years as marketers put more money into online, eschewing traditional areas such as newspapers and television. The continued growth of online ad revenues clearly illustrates marketers increased comfort with the extraordinary vitality and accountability of this medium. The sector has been bolstered in recent months by merger and acquisition activity involving some of online advertising’s biggest names. In May of 2007 Microsoft Corp. agreed to buy a Quantive Inc., an online advertising business for $6 billion, while advertising group WPP Group Plc. said it would pay $649 million for 24/7 Real Media Inc. In April, Google Inc., said it would pay $3.1 billion for Doubleclick Inc., which offers a digital marketplace that connects ad agencies, marketers and Web site publishers. Investors are betting on increased growth in the online ad sector as broadband penetration grows and more services move to the Web. We can expect continued strong revenue growth buoyed by an expanding broadband subscriber base, which translates into more users spending time online and offers a platform for rich media and video ads, the cornerstone of IC Places rich media offering.

Target Market Segment Strategy

Our choice of target markets is based on comprehensive study of the travel industry coupled with an in depth understanding of the customer’s needs.

Market Segmentation

We intend to focus on certain categories of potential customers. Business Owners: There are over 2,966,666 businesses available to be served in 300 US cities. Local Area Residents: There are over 200,000,000 people living in or around those cities. Business and Leisure Travelers: In 2006, 1,250,000,000 people traveled through the top 30 cities covered by IC Places. These figures can be found in the ACI annual traffic statistics

Competition

Below are brief descriptions of IC Places competitors’ services (those which are relevant to us), extracted from listed sources. The company is a development stage company, with significant portions of its on-line content and functionality in beta stage. We have had limited revenues and capitalization, especially in comparison with the companies listed below, and there can be no assurances that we will ever generate sufficient revenues to truly compete with any of these potential competitors. This information is provided for reference purposes only, to demonstrate the size of the entire market, and not to suggest that we could ever capture any particular portion of these revenues.

Dependence on Major Customers

IC Places, Inc. is not dependent on one or a few Major Customers.

Research and Development

The issuer has spent a nominal amount of time on research and development and any related cost of such activities will not be borne by its customers

Employees

IC Places has two full-time employees and four part time-employees. IC Places has no collective bargaining agreements with its employees. IC Places believes that its employee relationships are satisfactory.

Reports to Security Holders

We file reports and other information with the U.S. Securities and Exchange Commission (“SEC”). You may read and copy any document that we file at the SEC's public reference facilities at 100 F. Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-732-0330 for more information about its public reference facilities. Our SEC filings will be available to you free of charge at the SEC's web site at www.sec.gov.

At the request of a shareholder, we will send a copy of an annual report to include audited financial statements. As a reporting company with the U.S. Securities and Exchange Commission (“SEC”), we file all necessary quarterly (Form 10-Q), annual (Form 10-K) and other reports as required.

ITEM 1A.  RISK FACTORS

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Currently all staff are home-based with the majority of IT staff based in Montana. Management is in Orlando.

IC Places has, through the use of internationally placed web servers handling the email system and a proprietary VOIP phone system, created an efficient and reliable communication system which is utilized fully

IC Places owns servers which are hosted on the Datapipe network. They are redundantly located in Silicon Valley, New York, Hong Kong and London. Currently traffic to the servers is only at a faction of a percent of capacity, giving IC Places expansion capacities with its current server configuration.

ITEM 3.  LEGAL PROCEEDINGS

We are not engaged in any litigation, and we are unaware of any claims or complaints that could result in future litigation.  We will seek to minimize disputes with our customers but recognize the inevitability of legal action in today’s business environment as an unfortunate price of conducting business.

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders during the year ending December 31, 2008 that were not reported in a current report on Form 8-K.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the Over the Counter Bulletin Board (“OTCBB”) under the symbol “ICPA” for the reporting period.  Although we are listed on the OTCBB, there can be no assurance that an active trading market for our stock will develop. Price quotations on the exchange will reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Should a market develop for our shares, the trading price of the common stock is likely to be highly volatile and could be subject to wide fluctuations in response to factors such as actual or anticipated variations in quarterly operating results, announcements of technological innovations, new sales formats, or new services by us or our competitors, changes in financial estimates by securities analysts, conditions or trends in Internet or traditional retail markets, changes in the market valuations of other equipment and furniture leasing service providers or accounting related business services, announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, capital commitments, additions or departures of key personnel, sales of common stock and other events or factors, many of which are beyond our control. In addition, the stock market in general, and the market for instant messaging business services in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. These broad market and industry factors may materially adversely affect the market price of the common stock, regardless of our operating performance.

Consequently, future announcements concerning us or our competitors, litigation, or public concerns as to the commercial value of one or more of our services may cause the market price of our common stock to fluctuate substantially for reasons which may be unrelated to operating results.  These fluctuations, as well as general economic, political and market conditions, may have a material adverse effect on the market price of our common stock.

Cash dividends have not been paid since inception. In the near future, we intend to retain any earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. The declaration and payment of cash dividends by us are subject to the discretion of our board of directors. Any future determination to pay cash dividends will depend on our results of operations, financial condition, capital requirements, contractual restrictions and other factors deemed relevant at the time by the board of directors. We are not currently subject to any contractual arrangements that restrict our ability to pay cash dividends.

At the present time we have no outstanding options or warrants to purchase securities convertible into common stock.

Price Range of Common Stock

Our Common Stock is quoted on the over-the-counter Pink Sheets LLC electronic quotation service under the symbol “ICPA.PK.”

	High	Low
Fiscal Year 2008
First quarter ended March 31, 2008	$.15	$.00
Second quarter ended June 30, 2008	$.20	$.00
Third quarter ended September 30, 2008	$.25	$.00
Fourth quarter ended December 31, 2008	$.25	$.25

First quarter ended March 31, 2007	$1.00	$1.00
Second quarter ended June 30, 2007	$5.00	$.08
Third quarter ended September 30, 2007	$.08	$.02
Fourth quarter ended December 31, 2007	$.25	$.01

Approximate Number of Equity Security Holders

On March 27, 2009 the Company's common stock had a closing price quotation of $.20.  As of December 31, 2008, there were approximately 170 certificate holders of record of the Company’s common stock.

Dividends

We have not declared or paid cash dividends on our common stock.

Stock Option Grants

To date, we have not granted any stock options.

Registration Rights

We have not granted registration rights to the selling shareholders or to any other persons.

ITEM 6.  SELECTED FINANCIAL DATA

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Notice Regarding Forward Looking Statements

The information contained in Item 7 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. This filing contains a number of forward-looking statements which reflect management’s current views and expectations with respect to our business, strategies, products, future results and events, and financial performance. All statements made in this filing other than statements of historical fact, including statements addressing operating performance, events, or developments which management expects or anticipates will or may occur in the future, including statements related to distributor channels, volume growth, revenues, profitability, new products, adequacy of funds from operations, statements expressing general optimism about future operating results, and non-historical information, are forward looking statements. In particular, the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements, and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated, or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

Readers should not place undue reliance on these forward-looking statements, which are based on management’s current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below), and apply only as of the date of this filing. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors which could cause or contribute to such differences include, but are not limited to, the risks to be discussed in our Annual Report on form 10-K and in the press releases and other communications to shareholders issued by us from time to time which attempt to advise interested parties of the risks and factors which may affect our business. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Plan of Operation.

During the current phase of this project, the following major events are projected to occur, some of them simultaneously:

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

Market Penetration:

Our initial plan is to have an active sales agent in each of our listed markets. The best way to have knowledge of the individual markets is to hire agents that have a strong familiarity of their selling area. In our hiring practices we will be looking for agents that not only have B2B sales experience but also know their market. As we build out our advertising client base in each market, we will consolidate geographic areas as the markets demand. We are looking at having sales agents in a minimum of 85% our selling cities by the end of Q2 of 2009.

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

Results of Operations

For the years ended December 31, 2008 and 2007.

Revenues

For the years ended December 31, 2008, 2007 and the period March 18, 2005 (date of inception) through December 31, 2008, we generated revenues of $1,230, $0 and $1,230, respectively.  Revenue was generated from advertising revenue.  The increase was from our initial development efforts.

Operating Expenses

Operating costs were incurred in the amount of $74,630, $23,401 and $179,330 for the years ended December 31, 2008,  2007, and March 18, 2005 (date of inception) through December 31, 2008, respectively.   The increase was attributable to advertising and promotional expenses.

Net Income (Loss)

The Company recognized net losses of $94,340, $18,160 and $178,100 for the years ended December 31, 2008 and 2007 and March 18, 2005 (date of inception) through December 31, 2008, respectively.   The increased loss in 2008 was due primarily to three reasons: (1) increased cost in advertising and promotion, as the initial phase of development has begun; (2) increase in professional fees regarding public entity filings; (3) recognition of tax benefits in prior years, subject to valuation allowance.  At this time, normal costs of   public filing will continue and it is not known when significant revenues will occur to off-set these expenses.

Liquidity and Capital Resources

The Company is currently financing its operations primarily through loans and advances from the majority shareholder.  These advances are being made to supplement any cash generated by the operating revenue.    We believe we can currently satisfy our cash requirements for the next twelve months with our current cash, expected increase in revenue, and the expected capital to be raised in private placement and sales of our common stock.  Management plans to increase revenue in order to sustain operations for at least the next twelve months.

At December 31, 2008 the Company did not have adequate cash resources to meet current obligations.  Management believes that financial support from the majority shareholder to pay minimal and necessary incurred expense will allow the Company to benefit from advertising revenue streams, currently in-place, to produce the anticipated cash flow necessary to support operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Management Consideration of Alternative Business Strategies

In order to continue to protect and increase shareholder value management believes that it may, from time to time, consider alternative management strategies to create value for the company or additional revenues.  Strategies to be reviewed may include acquisitions; roll-ups; strategic alliances; joint ventures on large projects; issuing common stock as compensation in lieu of cash; and/or mergers.

Management will only consider these options where it believes the result would be to increase shareholder value while continuing the viability of the company.   At the current time, there have been no planed commitments to any independent considerations mentioned above.

Subsequent Events

There has been no subsequent events incurred requiring disclosure.

Critical Accounting Policies

The Company’s significant accounting policies are presented in the Company’s notes to financial statements for the period ended December 31, 2008 and 2007, which are contained in this filing, the Company’s 2008 Annual Report on Form 10-K. The significant accounting policies that are most critical and aid in fully understanding and evaluating the reported financial results include the following:

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

Accounts receivable consist of amounts due for advertising, based on referral agreements.   Advertising revenue is recognized when businesses place advertisements on the IC Places website or through banner ads or upon a customer's purchase of partner offerings originated from links through the company website.   An allowance for doubtful accounts is considered to be established for any amounts that may not be recoverable, which is based on an analysis of the Company’s customer credit worthiness, and current economic trends.  Based on management’s review of accounts receivable, no allowance for doubtful accounts was considered necessary.   Receivables are determined to be past due, based on payment terms of original invoices.  The Company does not typically charge interest on past due receivables.

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board and other standard-setting bodies issued new or modifications to, or interpretations of, existing accounting standards during the year. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term.  These recently issued pronouncements have been addressed in the footnotes to the financial statements included in this filing.

ITEM 7A.  QUANTITATIVE AND QUALITIATIVE DISCLOSURES ABOUT MARKET RISK

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements and supplementary data appear at pages F-1 through F-11at the end of this annual report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have engaged Randall N. Drake, C.P.A., ("Drake") as our independent auditor. He is our first auditor and we have had no disagreements with Drake on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, in connection with its reports.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and acting Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending December 31, 2008 covered by this Annual Report on Form 10-K. Based upon such evaluation, the Chief Executive Officer and acting Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer and acting Chief Financial Officer does not relate to reporting periods after December 31, 2008.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) of the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.  However, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, does not expect that its disclosure controls and procedures will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, under the supervision of the Company’s Chief Executive Officer and acting Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures and internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2008 under the criteria set forth in the in Internal Control—Integrated Framework.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.   Management has determined that material weaknesses exist due to a lack of segregation of duties, resulting from the Company's limited resources.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2007, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Name	Position	Period	Age
----------------------	--------------------------	---------------	----------

Steven Samblis 5428 S Bracken Court Winter Park, Florida 32792	President, Chief Executive Officer and Chairman	Sept 2003 - Present	47
Preston Blackwell 5428 S Bracken Court Winter Park, Florida 32792	Secretary, Treasurer and Director	Jan 2007 - Present	37
Luke Martin 502 W. Babcock Bozeman, MT 59715	Chief Technology Officer	Jan 2008 - Present	30

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Management Team

Steve Samblis, President, CEO, CFO and Chairman of the Board

Mr. Samblis is the founder of IC Places and has been dedicating significant time, commencing in 2002, in the development and execution of its plan of operations.  Prior to IC Places, Inc, Mr. Samblis worked several years as a stock broker. He also consulted with the Michigan Senate in regards to securities legislation. During his period as a stockbroker, he founded a company that produced and marketed audio programs. Steve co-hosted “The Worlds Most Powerful Marketing Tool” with author Mark Victor Hansen of “Chicken Soup For The Soul” fame. Returning to the brokerage industry, Steve worked in the area of IPO Analysis. In this position he was quoted in over 200 magazines, ranging from “Time” to “The Wall Street Journal”.  Later Steve hosted the Investor’s Institute, a TV show which aired nationally. During the show Steve toured the U.S. and delivered seminars teaching people about IPOs.

Luke Martin: Chief Technical Officer

Luke Martin has an extensive background in web development and economic analysis. Luke has a Masters degree in economics and has spent considerable time developing advanced trading applications for commodity brokers and producers. Luke’s programming knowledge, combined with his business education and experience allows him to smoothly liaison between business/marketing departments and tech departments. During the period 2007 through the date of merger with IC Places, Luke created Bridger Web, a web development company that supports the needs of data dependent companies. IC Places acquired the assets of Bridger Web in a stock swap. IC Places then dissolved Bridger Web and absorbed its operations and assets into the daily operations of IC Places. Prior to Bridger Web, Luke was Director of New Product Development for Cash Grain Bids from January 2004 through January 2007.  Additionally, from February 2003 through January 2004 Luke was a Small Business Development Advisor for the Peace Corps Morocco.

Preston Blackwell: Secretary, Treasurer, Business Development Officer

Preston joined IC Places in 2006.  Preston was District Sales Manager of Software Sales for Benitez Morrison IT LLC from August 2004 through February 2006.  Prior to that he was a Senior Account Consultant for NORVERGENCE from 2003 through 2004 and an Account Executive for FDN COMMUNICATIONS from November 2000 through July 2003.  Preston's extensive experience in Marketing, Sales, Telecommunications Hardware and Software, Computerized Maintenance Management software is instrumental in the development and implementation of the sales and marketing plan of operations. Through his International travels and his understanding of International culture and business he will be a key team member to our company’s International expansion and partnerships.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Code of Ethics

We have adopted a code of ethics as of December 31, 2006 that applies to our principal executive officer, principal financial officer, and principal accounting officer as well as our employees.  Our standards are in writing and are to be posted on our website at a future time.   The following is a summation of the key points of the Code of Ethics we adopted:

•

Honest and ethical conduct, including ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•

Full, fair, accurate, timely, and understandable disclosure reports and documents that a small business issuer files with, or submits to, the Commission and in other public communications made by our Company;

•

Full compliance with applicable government laws, rules and regulations;

•

The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

•

Accountability for adherence to the code.

Corporate Governance

We are a small reporting company, not subject to the reporting requirements of Section 13(a) or 15(d) of the Exchange Act respecting any director.  We have conducted special Board of Director meetings almost every month since inception.  Each of our directors has attended all meetings either in person or via telephone conference. We have no standing committees regarding audit, compensation or other nominating committees.   In addition to the contact information in private placement memorandum, each shareholder will be given specific information on how he/she can direct communications to the officers and directors of the corporation at our annual shareholders meetings.  All communications from shareholders are relayed to the members of the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, our directors and certain of our officers, and persons holding more than 10 percent of our common stock are required to file forms reporting their beneficial ownership of our common stock and subsequent changes in that ownership with the United States Securities and Exchange Commission.  Such persons are also required to furnish Coastline Corporate Services, Inc. with copies of all forms so filed.

Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, and amendments thereto furnished to us, we believe that as of the date of this report, our executive officers, directors and greater than 10 percent beneficial owners complied on a timely basis with all Section 16(a) filing requirements.

ITEM 11.  EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal years ended December 31, 2008 and 2007.

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended July 31, 2008 and 2007 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and principal position(1)	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Comp ($)	Non-Qualified Deferred Comp Earnings ($)	All Other Comp ($)	Total ($)
Steven Samblis, President, Chief Executive Officer, Chief Financial Officer and Chairman	2008 2007 2006	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

Preston Blackwell, Secretary, Treasurer and Director	2008 2007 2006	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

Luke Martin, Chief Technology Officer	2008 2007 2006	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

(1) There is no employment contract with Executives or Directors at this time. Nor are there any agreements for compensation in the future. A salary and stock options and/or warrants program may be developed in the future.

Executive Compensation

No officer or director has received any compensation from us. Until we achieve significant operational revenues, it is not anticipated that any officer or director will receive compensation from us.

Steve Samblis has received no compensation from us nor have we accrued any cash or non-cash compensation for his services since he was elected as an officer and director. He will not receive any compensation from us for his services until after we achieve significant operational revenues.

Preston Blackwell has received no compensation from us nor have we accrued any cash or non-cash compensation for his services since he was elected as an officer and director. He will not receive any compensation from us for his services until after we achieve significant operational revenues.

Luke Martin has received no compensation from us nor have we accrued any cash or non-cash compensation for his services since he was elected as an officer and director. He will not receive any compensation from us for his services until after we achieve significant operational revenues.

Additional Compensation of Directors

We have no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees.

Board of Directors and Committees

Our board of directors appoints our executive officers to serve at the discretion of the board. Our directors receive no compensation from us for serving on the board. Until we achieve significant operational revenues, we do not intend to reimburse our officers or directors for travel and other expenses incurred in connection with attending the board meetings or for conducting business activities.

Employment Agreements

Currently, we have no employment agreements with any of our Directors or Officers.

Director Compensation

We have provided no compensation to our directors for services provided as directors.

Stock Option Grants

We have not granted any stock options to our executive officers since our incorporation.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information concerning the beneficial ownership of shares of our common stock with respect to stockholders who were known by us to be beneficial owners of more than 5% of our common stock as of November 15, 2006, and our officers and directors, individually and as a group. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of common stock.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission ("SEC") and generally includes voting or investment power with respect to securities. In accordance with the SEC rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees, if applicable.

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding common stock as of March 29, 2009, and by the officers and directors, individually and as a group. All shares are owned directly.

Name	Position	Common Stock Owned	Percentage Owned
----------------------	--------------------------	-------------------	----------------
Steven Samblis 5428 S Bracken Court Winter Park, Florida 32792	President, Chief Executive Officer and Chairman	39,412,000	55.1%
Preston Blackwell 5428 S Bracken Court Winter Park, Florida 32792	Secretary, Treasurer and Director	1,000,000	1.4%

Luke Martin 502 W. Babcock Bozeman, MT 59715	Chief Technology Officer	2,410,000	3.4%

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

In 2005, the Company issued 500,000,000 share of its stock valued at par ($50,000) in exchange for Steven Samblis’ development of ICPlaces.com websites. This cost and all related compensation to Steven Samblis (an officer of the Company) has been charged to expense in 2005. Following a 1:10 reverse split in 2007, and certain transfers effected for personal financial planning purposes, Steve Samblis currently owns 39,412,000.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Randall N. Drake, CPA, PA has been our principal auditor, commencing in 2008.  For professional services rendered for the audit of the Company’s financial statements for the years ended December 31, 2008 and 2007 and for the review of the Company’s financial statements for the periods ended January 31, 2008, April 30, 2008, and October 31, 2008.    Audit fees by year were:

Total
2008	$4,750
2007	$3,750

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2008 and 2007.

Tax Fees

For the Company’s fiscal years ended December 31, 2008 and 2007, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the five month period ended December 31, 2008 and 2007.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

•

approved by our audit committee; or

•

entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular  service,  the  audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

We do not have an audit committee.  Our entire board of directors pre-approves all services provided by our independent auditors.

The pre-approval process has just been implemented in response to the new rules. Therefore, our board of directors does not have records of what percentage of the above fees was pre-approved.  However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements are included herewith

(b)	Exhibits

	Exhibit Number	Exhibit Title

	3.1	Articles of Incorporation*
	3.2	Bylaws**
	10.1	Stock Purchase and Sale Agreement between IC Places, Inc. and Bridger Web, Inc.*
	31.1	Certification of Steven Samblis pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification of Steven Samblis pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Those exhibits marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original Form 10 Registration Statement, filed under SEC File Number 000-53278, at the SEC website at www.sec.gov:

*   Filed as an exhibit to the Form 10 Amendment No. 1 filed with the SEC on July 30, 2008

** Filed as an exhibit to the Form 10 Amendment No. 3 filed with the SEC on August 11, 2008

Financial Statements

IC Places, Inc.

(A Development Stage Company)

As of December 31, 2008 and 2007 and

for the years ended December 31, 2008, 2007 and for the

period March 18, 2005 (date of inception) through December 31, 2008

Randall N. Drake, C.P.A., P.A.

1981 Promenade Way

Clearwater, FL  33760

727.536.4863

Randall@RDrakeCPA.com

Report of Independent Registered Public Accounting Firm

Board of Directors

IC Places, Inc.

Orlando, FL

We have audited the accompanying balance sheets of IC Places, Inc. as of December 31, 2008 and 2007 and the related statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2008, 2007 and the period from March 18, 2005 (date of inception) through December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required at this time, to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal controls over financial reporting.   Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provided a reasonable basis for our opinion.

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007 and the results of its operations and its cash flows for the years ended December 31, 2008, 2007 and for the period March 18, 2005 (date of inception) through December 31, 2008 in conformity with accounting principles generally accepted in the United States of America

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has incurred recurring net losses, resulting in negative cash flows and negative working capital.   There are limited financial assets in which to satisfy any future cash requirements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Randall N. Drake, CPA PA

Clearwater, Florida

April 14, 2009

IC Places, Inc.
(A Development Stage Company)
Balance Sheet

	As of
	Dec 31, 2008	Dec 31, 2007
	(audited)	(audited)

Current Assets
Cash	$1,224	$9,170
Accounts Receivable	1,200	-
total current assets	2,424	9,170

Property and Equipment	23,533	23,533
Accumulated Depreciation	(7,819)	(541)
	15,714	22,992

Deferred Tax Assets	-	20,940

Total Assets	$18,138	$53,102

Liabilities and Stockholders' Equity
Current Liabilities
Accrued Liabilities	$7,097	$-
Advances from Stockholder	138,926	86,862
total current liabilities	146,023	86,862

Stockholders' Equity
Common Stock, $.00001 par value;
500,000,000 shares authorized;
71,500,000 and 50,000,000 shares outstanding	715	500
Additional Paid In Capital	49,500	49,500
Accumulated Deficit during the Development Stage	(178,100)	(83,760)
total stockholders' deficit	(127,885)	(33,760)

Total Liabilities and Stockholders' Equity	$18,138	$53,102

The accompanying audit report and notes are an integral part of these financial statements

IC Places, Inc.
(A Development Stage Company)
Statement of Operations
(audited)

				Mar 18, 2005
		For the Years Ended		(inception date) through
	Dec 31, 2007	Dec 31, 2008	Dec 31, 2007	Dec 31, 2008

Revenues	$-	$1,230	$-	$1,230

Operating Expenses
Programmer Expense	2,190	11,051	2,190	24,908
Advertising and Promotion	-	26,543	-	27,779
Selling Expense	4,057	10,031	4,071	20,611
Professional Fees	8,000	8,400	8,000	25,763
Communications	4,571	3,005	4,812	9,650
Office and Miscellaneous	3,368	8,107	3,787	12,585
Stock-Based Compensation	-	215	-	50,215
Depreciation	541	7,278	541	7,819
total operating expenses	22,727	74,630	23,401	179,330

Operating Loss	(22,727)	(73,400)	(23,401)	(178,100)

Income Tax Provision (Benefit)	(5,241)	20,940	(5,241)	-

Net Loss	$(17,486)	$(94,340)	$(18,160)	$(178,100)

Earnings per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding	50,000,000	70,694,585	50,000,000	55,457,748

The accompanying audit report and notes are an integral part of these financial statements

IC Places, Inc.
(A Development Stage Company)
Statement of Stockholders' Deficit

			Additional		Total
	Capital Stock		Paid In	Accumulated	Stockholders'
	Shares	Par Value	Capital	Deficit	Deficit

Balance, March 18, 2005 (Date of Inception)	-	$-	$-	$-	$-

Stock-Based Compensation, March 18, 2005, par value	50,000,000	500	49,500		50,000

Net Loss, date of inception through December 31, 2006 (audited)				(65,600)	(65,600)

Balance, December 31, 2006	50,000,000	500	49,500	(65,600)	(15,600)

Net Loss, December 31, 2007				(18,160)	(18,160)

Balance, December 31, 2007 (audited)	50,000,000	500	49,500	(83,760)	(33,760)

Acquisition for stock, January 15, 2008	21,520,010	215	-		215

Net Loss, December 31, 2008 (audited)				(94,340)	(94,340)

Balance, December 31, 2008 (audited)	71,520,010	$715	$49,500	$(178,100)	$(127,885)

The accompanying audit report and notes are an integral part of these financial statements

IC Places, Inc.
(A Development Stage Company)
Statement of Cash Flows

	Dec 31, 2008	Dec 31, 2007
	(audited)	(audited)

Cast Flows from Operating Activities:
Net Loss from Operations	$(94,340)	$(18,160)

Adjustments to reconcile net loss to met cash provided by operating activities:
Depreciation	7,278
Stock Based Compensation	215

Decreases (increases) in assets and liabilities:
Accounts Receivable	(1,200)
Deferred Income Tax Assets	20,940	86,862
Accrued Liabilities	7,097
Net cash (used in) provided by operations	(60,010)	68,702

Cash Flows from Investing Activities:
Capital Expenditures	-
Net cash provided by (used in) investing activities	-	-

Cash Flows from Financing Activities:
Stockholder advances	52,064	(59,532)
Net cash provided by (used in) investing activities	52,064	(59,532)

Net Increase (Decrease) in Cash	(7,946)	9,170

Cash, beginning of year	9,170	-

Cash, ending	$1,224	$9,170

The accompanying audit report and notes are an integral part of these financial statements

IC Places, Inc.

(A Development Stage Company)

Notes to the Financial Statements

(audited)

As of December 31, 2008 and 2007 and

for the years ended December 31, 2008, 2007 and for the

period March 18, 2005 (date of inception) through December 31, 2008

NOTE 1:

BUSINESS DESCRIPTION

The Company

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

NOTE 2:

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The Company’s policy is to prepare its financial statements on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.  Revenues, net of sales tax, are recognized in the period in which they are earned.  Expenses are recognized in the period in which they are incurred.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Management believes that these estimates are reasonable and have been discussed with the Board of Directors; however, actual results could differ from those estimates.

Financial Instruments

The Company’s balance sheets include the following financial instruments: cash, accounts receivable, accrued liabilities and amounts due to stockholder. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

Cash and Cash Equivalents

For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.  The majority of cash is maintained with a major financial institution in the United States.   Deposits with this bank may exceed the amount of insurance provided on such deposits.  Generally, these deposits may be redeemed on demand and, therefore, bear minimal risk.  At December 31, 2008 and 2007, the Company had no cash equivalents.

Accounts Receivable

Accounts receivable consist of amounts due for advertising, based on referral agreements.   Advertising revenue is recognized when businesses place advertisements on the IC Places website or through banner ads or upon a customer's purchase of partner offerings originated from links through the company website.   An allowance for doubtful accounts is considered to be established for any amounts that may not be recoverable, which is based on an analysis of the Company’s customer credit worthiness, and current economic trends.  Based on management’s review of accounts receivable, no allowance for doubtful accounts was considered necessary.   Receivables are determined to be past due, based on payment terms of original invoices.  The Company does not typically charge interest on past due receivables.

Property and Equipment

Property and equipment is stated at cost.  Depreciation is computed by the straight-line method over estimated useful lives (3-7 years).   The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of property and equipment existed at December 31, 2008.

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets," long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable.  When required impairment losses on assets to be held and used are recognized based on the fair value of the asset.  The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required.  If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset.  When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets.  The Company did not recognize any impairment losses for any periods presented.

Share-Based Compensation

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

Acquisition of Assets

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

Income Taxes

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

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes.”  FIN 48 clarifies the accounting for uncertainty in income taxes and requires the Company to recognize in their financial statements the impact of a tax position taken or expected to be taken in a tax return, if that position is more likely than not to be sustained under audit, based on the technical merits of the position.

Under this guidance, as of December 31, 2008, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

Advertising and Promotions

The Company follows the policy of charging advertising and promotions to expense as incurred.  Advertising expense was $26,543, $0 and $27,779 for the years ended December 31, 2008, 2007 and for the period March 18, 2005 (date of inception) through December 31, 2008, respectively.

Net Income (Loss) Per Share of Common Stock

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

NOTE 3:

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

NOTE 4:

GOING CONCERN

The accompanying audited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.

The Company incurred a net loss of $94,340, $18,160 and $178,100 for the years ended December 31 30, 2008, 2007 and for the period March 18, 2005 (date of inception) through December 31, 2008, respectively.  As of December 31, 2008 the Company had minimal cash with which to satisfy any future cash requirements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company depends upon capital to be derived from future financing activities such as subsequent offerings of its common stock or debt financing in order to operate and grow the business.  There can be no assurance that the Company will be successful in raising such capital.  The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company's business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to build and maintain websites and to provide services and support to its customers and users.  There may be other risks and circumstances that management may be unable to predict.

The audited financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 5:

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board and other entities issued new or modifications to, or interpretations of, existing accounting guidance during 2008. The Company has carefully considered the new pronouncements that altered generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the Company’s reported financial position or operations in the near term.

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

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. The adoption of SFAS No. 157 did not have a material impact on the Company's financial condition or results of its operations.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not currently expect the adoption of SFAS 162 to have a material effect on our results of operations and financial condition.

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

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other applicable accounting literature. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The Company does not anticipate that the adoption of FSP FAS 142-3 will have an impact on its results of operations or financial condition.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”), which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the computation of earnings per share under the two-class method described in SFAS No. 128, Earnings per Share. FSP EITF 03-6-1 is effective retrospectively for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The adoption of FSP EITF 03-6-1 will not materially impact the Company’s financial condition and results of operations.

NOTE 6:

PROPERTY AND EQUIPMENT

Property and Equipment consists of:

	2008	2007
Office Furniture	$229	$229
Computer Equipment	3,928	3,928
Software	19,376	19,376
	23,533	23,533
Less accumulated depreciation	7,819	541
Property and equipment, net	$15,714	$22,992

Depreciation of equipment was $7,278, $541 and $7,819 for the years ended December 31, 2008, 2007 and for the period March 18, 2005 (date of inception) through December 31, 2008, respectively.

NOTE 7:

INCOME TAXES

The Company has not recognized an income tax benefit for the current quarter and year based on uncertainties concerning its ability to generate taxable income in future periods.  The tax benefit for the current period presented is offset by a valuation allowance (100%) established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.  As of December 31, 2007, the Company incurred start-up losses of approximately $178,000.

For the year ended December 31, 2008, deferred tax assets of $20,940, recognized as a tax benefit in a prior period, have been reversed, in full allowance, since the recovery of the tax benefit is uncertain.  De-recognition of the deferred tax asset results in a net recognition of tax expense for the year ended December 31, 2008.

NOTE 8:

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

During the year ended December 31, 2008, the company issued 21,520,010 common shares, in completion of an existing agreement, in a share based purchase transaction for Bridger Web, Inc.

NOTE 9:

RELATED PARTY TRANSACTIONS

In 2007 advances were made from the majority shareholder for the purposes of operating working capital and development of business plan.  The total advances are $138,926 and $86,862 for the years ended December 31, 2008 and 2007, respectively. There are no repayment terms, is non-interest bearing, and the advanced amount is payable upon demand.

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

NOTE 10:

CONTINGENCIES

From time to time the Company may be a party to litigation matters involving claims against the Company.  Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IC Places, Inc.

	By:	/s/ Steven Samblis
Steven Samblis
Chief Executive Officer, Chief Financial Officer

Dated:	April 14, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Steven Samblis	Director, Chairman, Chief Executive Officer, Chief Financial Officer	April 14, 2009
Steven Samblis

II-1