Form 10-Q
period 2009-03-31
IC Places, Inc.
filed 2009-05-15
CIK 1437596

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009.

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

The number of shares of the issuer’s common stock, par value $.00001 per share, outstanding as of May 14, 2009 was 71,520,010.

Link to Table of Contents

Link to Table of Contents

Part I.  Financial Information

Item 1.  Financial Statements.

IC Places, Inc. (A Development Stage Company) Balance Sheet

	As of
	Mar 31, 2009	Dec 31, 2008
	(unaudited)	(audited)
Current Assets
Cash	$18	$1,224
Accounts Receivable	1,200	1,200
total current assets	1,218	2,424

Property and Equipment	23,533	23,533
Accumulated Depreciation	(9,638)	(7,819)
	13,895	15,714
Total Assets	$15,113	$18,138

Liabilities and Stockholders' Equity
Current Liabilities
Accrued Liabilities	$8,597	$7,097
Advances from Stockholder	139,709	138,926
total current liabilities	148,306	146,023

Stockholders' Equity
Common Stock, $.00001 par value;
500,000,000 shares authorized;
71,500,000 and 71,500,000 shares outstanding	715	715
Additional Paid In Capital	49,500	49,500
Accumulated Deficit during the Development Stage	(183,408)	(178,100)
total stockholders' deficit	(133,193)	(127,885)
Total Liabilities and Stockholders' Equity	$15,113	$18,138

The accompanying notes are an integral part of these financial statements

Link to Table of Contents

IC Places, Inc. (A Development Stage Company) Statement of Operations (unaudited)

			Mar 18, 2005
			(inception)
	For the Three Months Ended		through
	Mar 31, 2009	Mar 31, 2008	Mar 31, 2009

Revenues	$-	$-	$1,230

Operating Expenses
Programmer Expense	47	1,058	24,955
Advertising and Promotion	-	1,000	27,779
Selling Expense	1,135	440	21,746
Professional Fees	1,500	3,000	27,263
Communications	774	637	10,424
Office and Miscellaneous	33	-	12,618
Stock-Based Compensation	-	-	50,215
Depreciation	1,819	1,819	9,638
total operating expenses	5,308	7,954	184,638

Operating Loss	(5,308)	(7,954)	(183,408)

Income Tax Provision (Benefit)	-	-	-
Net Loss	$(5,308)	$(7,954)	$(183,408)

Earnings per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding	71,520,010	50,000,000	56,438,483

The accompanying notes are an integral part of these financial statements

Link to Table of Contents

IC Places, Inc. (A Development Stage Company) Statement of Stockholders' Deficit

			Additional		Total
	Capital Stock		Paid In	Accumulated	Stockholders'
	Shares	Par Value	Capital	Deficit	Deficit

Balance, March 18, 2005 (Date of Inception)	-	$-	$-	$-	$-

Stock-Based Compensation, March 18, 2005, par value	50,000,000	500	49,500		50,000

Net Loss, date of inception through December 31,
2006 (audited)				(65,600)	(65,600)

Balance, December 31, 2006	50,000,000	500	49,500	(65,600)	(15,600)

Net Loss, December 31, 2007				(18,160)	(18,160)

Balance, December 31, 2007 (audited)	50,000,000	500	49,500	(83,760)	(33,760)

Acquisition for stock, January 15, 2008	21,520,010	215	-		215

Net Loss, December 31, 2007				(94,340)	(94,340)

Balance, December 31, 2007 (audited)	71,520,010	715	49,500	(178,100)	(127,885)

Net Loss, March 31, 2009 (unaudited)				(5,308)	(5,308)

Balance, March 31, 2009 (unaudited)	71,520,010	$715	$49,500	$(183,408)	$(133,193)

The accompanying notes are an integral part of these financial statements

Link to Table of Contents

IC Places, Inc. (A Development Stage Company) Statement of Cash Flows

	Mar 31, 2009	Dec 31, 2008
	(unaudited)	(audited)

Cast Flows from Operating Activities:
Net Loss from Operations	$(5,308)	$(94,340)
Adjustments to reconcile net loss to met cash provided by operating activities:
Depreciation	1,819
Stock Based Compensation	-
Decreases (increases) in assets and liabilities:
Accounts Receivable	-
Deferred Income Tax Assets	-	138,926
Accrued Liabilities	1,500
Net cash (used in) provided by operations	(1,989)	44,586

Cash Flows from Financing Activities:
Stockholder advances	783	(43,362)
Net cash provided by (used in) investing activities	783	(43,362)

Net Increase (Decrease) in Cash	(1,206)	1,224

Cash, beginning of year	1,224	-
Cash, ending	$18	$1,224

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

2.            Summary of Significant Accounting Policies

The significant accounting policies followed are:

All adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three month periods ended March 31, 2009, 2008 and the period March 18, 2005 (date of inception) through March 31, 2009; (b) the financial position at March 31, 2009, and (c) cash flows for the three month periods ended March 31, 2009 and 2009, have been made.

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

The unaudited financial statement and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principals generally accepted in the United States of America have been omitted. The accompanying unaudited financial statements should be read in conjunction with the financial statements for the years ended December 31, 2008 and 2006 and notes thereto in the Company’s annual report, filed as an exhibit with the Securities and Exchange Commission. Operating results for the three months ended March 31, 2009 and 2009 and for the period March 18, 2005 (date of inception) to March 31, 2009 is not necessarily indicative of the results that may be expected for the entire year.

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

The costs of advertising are expensed as incurred.  Advertising expense was $0, $1,000 and $27,779 for the three months ended March 31, 2009, 2008 and for the period March 18, 2005 (date of inception) through March 31, 2009, respectively.

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

The Company incurred a net loss for the three months ended March 31, 2009 and accumulated significant losses for the period March 18, 2005 (date of inception) through the period ended March 31, 2009.  As of March 31, 2009 the Company had minimal cash with which to satisfy any future cash requirements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company depends upon capital to be derived from future financing activities such as subsequent offerings of its common stock or debt financing in order to operate and grow the business.  There can be no assurance that the Company will be successful in raising such capital.  The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company's business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to build and maintain websites and to provide services and support to its customers and users.  There may be other risks and circumstances that management may be unable to predict.

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

Link to Table of Contents

03-6-1 is effective retrospectively for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The adoption of FSP EITF 03-6-1 will not materially impact the Company’s financial condition and results of operations.

In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP 157-3”), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 was effective upon issuance and applies to the Company’s current financial statements. The application of the provisions of FSP 157-3 did not materially affect the Company’s results of operations or financial condition for the period ended March 31, 2009.

In June 2008, the FASB issued EITF No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, effective for financial statements issued for fiscal periods and interim periods beginning after December 15, 2008. EITF No.07-5 provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. The adoption of EITF No. 07-5 did not have a material effect on the Company’s financial statements.

In December 2008, the FASB issued FSP SFAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets. FSP SFAS 132(R)-1 requires an employer to provide certain disclosures about the assets held by its defined benefit pension or other postretirement plans. The required disclosures include the investment policies and strategies of the plans, the fair value of the major categories of plan assets, the inputs and valuation techniques used to develop fair value measurements and a description of significant concentrations of risk in plan assets. FSP SFAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. The Company does not expect the adoption of FSP SFAS 132(R)-1 to have a material impact on its Financial Statements.

In April 2009, the FASB issued FSP SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. Under FSP SFAS No. 157-4, transactions or quoted prices may not accurately reflect fair value if an entity determines that there has been a significant decrease in the volume and level of activity for the asset or the liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities). In addition, if there is evidence that the transaction for the asset or liability is not orderly, the entity shall place little, if any weight on that transaction price as an indicator of fair value. FSP SFAS No. 157-4 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 subject to the early adoption of FSP SFAS No. 115-2 and SFAS No. 124-2. The Company did not elect to early adopt FSP SFAS No. 157-4; however, it does not expect the adoption to have a material impact on its Financial Statements.

In April 2009, the FASB issued FSP SFAS No. 115-2 and SFAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP SFAS No. 115-2”). FSP SFAS No. 115-2 provides new guidance on the recognition and presentation of other-than-temporary impairments (“OTTI”) for fixed maturity securities that are classified as available-for-sale and held-to-maturity if management does not intend to sell the impaired security and it is more likely than not it will not be required to sell the impaired security before the recovery of its amortized cost basis. The Company does not have investments in fixed maturity securities and, accordingly, expects no impact from adoption of this pronouncement.

In April 2009, the FASB issued FSP SFAS No. 107-1 and Accounting Principles Board (“APB”) No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP SFAS No. 107-1”). FSP SFAS No. 107-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments to require fair value of financial instrument disclosure in interim financial statements and amends APB No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. The provisions of FSP SFAS No. 107-1 are effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company did not elect to early adopt FSP SFAS No. 107-1; however, it does not expect the adoption to have a material impact on its Financial Statements.

Link to Table of Contents

6.            Equipment

Equipment consists of:

	March 31, 2009 (unaudited)	December 31, 2008 (audited)
Office Furniture	$229	$229
Computer Equipment	3,928	3,928
Software	19,376	19,376
	23,533	23,533
Less accumulated depreciation	9,638	7,819
Property and equipment, net	$13,895	$15,714

Depreciation of equipment was $1,819, $1,819 and $9,638 for the three months ended March 31, 2009, 2008 and for the period March 18, 2005 (date of inception) through March 31, 2009, respectively.

7.            Income Tax

The Company has not recognized an income tax benefit for the current quarter and year based on uncertainties concerning its ability to generate taxable income in future periods.  The tax benefit for the current period presented is offset by a valuation allowance (100%) established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.  As of December 31, 2008, the Company incurred start-up losses of approximately $128,000.

8            Equity

The company has one class of stock, common.  Five Hundred Million (500,000,000) shares of stock are authorized by the company’s Amended Articles of Incorporation filed within the State of Delaware. The authorized shares consist of Five Hundred Million (500,000,000) shares of Common Stock at par value $.00001, as amended for the 10:1 reverse stock split effective in 2007.

During the first quarter of 2008, the company issued 21,520,010 common shares in a share based purchase transaction for Bridger Web, Inc.

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

10.          Contingencies

From time to time the Company may be a party to litigation matters involving claims against the Company.  Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of

Link to Table of Contents

operations.

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of IC Places, Inc. for the period ended March 31, 2009 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

Financial information provided in this Form 10-Q for periods subsequent to March 31, 2009 is preliminary and remains subject to audit.. As such, this information is not final or complete, and remains subject to change, possibly materially.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company had $0, $0, $0 and $1,230 from advertising revenue for the three month periods ended March 31, 2009,  2008 and for the period March 18, 2005 (date of inception) through March 31, 2009, respectively.

Operating expenses were $5,308, $7,954 and $183,408 for the three month periods ended March 31, 2009, 2008 and for the period March 18, 2005 (date of inception) through March 31, 2009, respectively.  Operating expenses were related to the maintenance of the corporate entity, primarily accounting and legal fees. It is anticipated that future expenditure levels may increase as the Company intends to fully comply with its periodic reporting requirements.   Expenses incurred in the development of the web-based search site are expensed as incurred.

Earnings per share for the three month periods ended March 31, 2009, 2008 and for the period March 18, 2005 (date of inception) through March 31, 2009 were $(0.00) for all periods, based on the weighted-average shares issued and outstanding at the end of each period.

Link to Table of Contents

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company begins meaningful operations.

CONTRACTUAL OBLIGATIONS

None.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2008, the Company had negative working capital of approximately $147,000 as compared to negative $135,000 at December 31, 2008. Working capital as of both dates consisted entirely of cash, net of current liabilities; accordingly the Company does not anticipate being required to register pursuant to the Investment Company Act of 1940 and expects to be limited in its ability to invest in securities, other than cash equivalents and government securities, accordingly. There can be no assurances that any investment made by the Company will not result in losses.

Since 2006, the Company has obtained working capital through paid in capital of $49,500 and stockholders capital contribution of $10,563.

At March 31, 2009, the Company has minimal cash and tangible assets, increasing accrued liabilities, negligible revenues, and a history of operating losses. The company plans to raise $1.2 Million dollars to launch its next phase of business and expenses associated with the next Phase are listed below. Absent an outside capital infusion, the Company will seek funding from traditional banking and other private sources. There are no assurances that any manner of securities offering (debt or equity) will be successful, and the Company’s revenues are inadequate to provide for the growth projected in this filing. We may be reliant on additional shareholder contributions, including from management, to continue operations. We are hopeful that the market awareness and financial transparency afforded through becoming a reporting company will assist us in procuring additional investment capital or loans.

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

Link to Table of Contents

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

Market Penetration:

Our initial plan is to have an active sales agent in each of our listed markets. The best way to have knowledge of the individual markets is to hire agents that have a strong familiarity of their selling area. In our hiring practices we will be looking for agents that not only have B2B sales experience but also know their market. As we build out our advertising client base in each market, we will consolidate geographic areas as the markets demand. We are looking at having sales agents in a minimum of 85% our selling cities within the next three to six months.

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

To aid in client retention we intend to roll out our customer service group within three months of establishing 80% of our target cities sales agents. The requirement of this group will be to contact each client on a quarterly basis and give them new information on upcoming changes with IC Places and to help bring value to their individual adverting. The customer service group will pull up each site as they speak with the clients and be available to make changes or recommendations on how to add value to the information that is posted. They will also be attentive to the clients’ concerns and use this

Link to Table of Contents

information to be sure that we are properly serving our clients needs to help with client retention. This group will also aid in pulling some of the responsibilities from the sales agents so that they will be able to remain focused on client accusation and not having to spend all of their time on customer service issues. The head count for this group will be adjusted to meet the needs of our company.

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

With respect to the period ending March 31, 2009, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures,  as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based upon our evaluation regarding the period ending March 31, 2009, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

(b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Link to Table of Contents

Part II.  Other Information

Item 1.  Legal Proceedings.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three month period ending March 31, 2009, the Company did not issue any unregistered shares of its common stock.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits

Exhibit Number and Description

Location Reference

(a)

Financial Statements

Filed Herewith

(b)

Exhibits required by Item 601, Regulation SB;

(3.0)

Articles of Incorporation

(3.1)

Articles of Incorporation

See Exhibit Key

(3.2)

Bylaws

See Exhibit Key

(11.0)

Statement re:  computation of per share

See Stmt. Operations

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

Link to Table of Contents

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IC PLACES, INC.

Date: May 15, 2009

By:  /s/ Steven Samblis

STEVEN SAMBLIS,

Chief Executive Officer

Chief Financial Officer