Form 10-Q
period 2009-06-30
IC Places, Inc.
filed 2009-08-14
CIK 1437596

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009.

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

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  (x) Yes (__) No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   (__) Yes (__) No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer (__)

Accelerated filer (__)

Non-accelerated filer (__)

Smaller reporting company (_x_)

 (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes (__) No ( x )

The number of shares of the issuer’s common stock, par value $.00001 per share, outstanding as of August 13, 2009 was 71,520,010.

Link to Table of Contents

Link to Table of Contents

Part I.  Financial Information

Item 1.  Financial Statements.

IC Places, Inc.
(A Development Stage Company)
Balance Sheet

	As of
	June 30, 2009	December 31, 2008
	(unaudited)	(audited)
Current Assets
Cash	$10	$1,224
Accounts Receivable	-	1,200
total current assets	10	2,424

Property and Equipment	23,533	23,533
Accumulated Depreciation	(11,457)	(7,819)
	12,076	15,714
Total Assets	$12,086	$18,138

Liabilities and Stockholders' Equity
Current Liabilities
Accrued Liabilities	$13,697	$7,097
Advances from Stockholder	156,515	138,926
total current liabilies	170,212	146,023

Stockholders' Equity
Common Stock, $.00001 par value;
500,000,000 shares authorized;
71,520,010 and 71,520,010 shares issued
and outstanding	715	715
Additional Paid In Capital	49,500	49,500
Accumulated Deficit during the Development Stage	(208,341)	(178,100)
total stockholders' deficit	(158,126)	(127,885)

Total Liabilities and Stockholders' Equity	$12,086	$18,138

The accompanying notes are an integral part of these financial statements

Link to Table of Contents

IC Places, Inc.
(A Development Stage Company)
Statement of Operations
(unaudited)
					Mar 18, 2005
					(inception date)
	For the Three Months Ended		For the Six Months Ended		through
	Jun 30, 2009	Jun 30, 2008	Jun 30, 2009	Jun 30, 2008	Jun 30, 2009

Revenues	$178	$-	$178	$1,230	$1,408

Operating Expenses:
Programmer	-	-	-	1,058	24,908
Advertising	203	-	203	1,000	27,982
Selling Expense	6,795	-	7,930	440	28,541
Professional	8,500	-	10,000	3,000	35,763
Communications	3,072	-	3,514	208	9,884
Administration	2,409	140	2,489	139	15,074
Interest	2,313	-	2,645	430	5,925
Stock-Based Comp	-	215	-	215	50,215
Depreciation	1,819	1,819	3,638	3,638	11,457
total expenses	25,111	2,174	30,419	10,128	209,749

Operating Loss	(24,933)	(2,174)	(30,241)	(8,898)	(208,341)

Income Tax Provision	-	-	-	-	-

Net Loss	$(24,933)	$(2,174)	$(30,241)	$(8,898)	$(208,341)

Earnings per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding	71,520,010	71,520,010	71,520,010	69,683,479

The accompanying notes are an integral part of these financial statements

Link to Table of Contents

IC Places, Inc.
(A Development Stage Company)
Statement of Stockholders' Deficit

					Total
	Capital Stock		Additional Paid In	Accum.	Stock-holders'
	Shares	Par Value	Capital	Deficit	Deficit

Balance, March 18, 2005 (Date of Inception)	-	$-	$-	$-	$-

Stock-Based Compensation, March 18, 2005, par value	50,000,000	500	49,500		50,000

Net Loss, inception through December 31, 2006 (audited)				(65,600)	(65,600)

Balance, December 31, 2006	50,000,000	500	49,500	(65,600)	(15,600)

Net Loss, December 31, 2007 (audited)				(18,160)	(18,160)

Balance, December 31, 2007 (audited)	50,000,000	500	49,500	(83,760)	(33,760)

Acquisition for stock, January 15, 2008	21,520,010	215	-		215

Net Loss, December 31, 2008 (audited)				(94,340)	(94,340)

Balance, December 31, 2008 (audited)	71,520,010	715	49,500	(178,100)	(127,885)

Net Loss, June 30, 2009 (unaudited)				(30,241)	(30,241)

Balance, June 30, 2009 (unaudited)	71,520,010	$715	$49,500	$(208,341)	$(158,126)

The accompanying notes are an integral part of these financial statements

Link to Table of Contents

IC Places, Inc.
(A Development Stage Company)
Statement of Cash Flows
			Mar 18, 2005
			(inception date)
	Jun 30, 2009	Jun 30, 2008	through
	(unaudited)	(unaudited)	Jun 30, 2009

Cast Flows from Operating Activities:
Net Loss from Operations	$(30,241)	$(8,898)	(208,341)

Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation	3,638	3,638	11,457
Decreases (increases) in assets and liabilities:
Accounts Receivable	1,200	(1,200)	-
Accrued Liabilities	6,600	-	13,697
Net cash (used in) provided by operations	(18,803)	(6,460)	(183,187)

Cash Flows from Investing Activities:
Capital Expenditures	-	-	(23,533)
Net cash (used in) investing activities	-	-	(23,533)

Cash Flows from Financing Activities:
Stockholder advances	17,589	215	156,730
Issuance of common stock	-	-	50,000
Net cash provided by (used in) investing activities	17,589	215	206,730

Net Increase (Decrease) in Cash	(1,214)	(6,245)	10

Cash, beginning of year	1,224	9,170	-

Cash, ending	$10	$2,925	10

Supplemental Cash Flows:
Cash paid for interest	$ 2,645	$ 430	$ 5,925
Cash paid for taxes	$ -	$ -	$ -

Disclosure of Non-Cash Investing and Financing:
Stock issued for services and non-cash	$ -	$ 215	$ 215

The accompanying notes are an integral part of these financial statements

Link to Table of Contents

IC Places, Inc.

(A Development Stage Company)

Notes to the Financial Statements

(unaudited)

 1.                       Background Information

IC Places, Inc. ("The Company") was formed on March 18, 2005 as a Delaware Corporation and is based in Winter Park, Florida.  The Company engages in the ownership and operation of a network of city-based websites for use by business and vacation travelers as well as local individuals.  The Company’s websites provide local information about hotels, restaurant dinning, golf courses, discount event tickets, discount car rentals, discount airfare, and attraction tickets.

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

2.            Summary of Significant Accounting Policies

The significant accounting policies followed are:

All adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three and six month periods ended June 30, 2009, 2008 and the period March 18, 2005 (date of inception) through June 30, 2009; (b) the financial position at June 30, 2009, and (c) cash flows for the six month periods ended June 30, 2009 and 2009, have been made.

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

The unaudited financial statement and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principals generally accepted in the United States of America have been omitted. The accompanying unaudited financial statements should be read in conjunction with the financial statements for the years ended December 31, 2008 and 2006 and notes thereto in the Company’s annual report, filed as an exhibit with the Securities and Exchange Commission. Operating results for the three and six months ended June 30, 2009 and 2009 and for the period March 18, 2005 (date of inception) to June 30, 2009 is not necessarily indicative of the results that may be expected for the entire year.

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

The costs of advertising are expensed as incurred.  Advertising expense was $203, $0, $203, $1,000 and $27,982 for the three and six months ended June 30, 2009, 2008 and for the period March 18, 2005 (date of inception) through June 30, 2009, respectively.

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

The Company incurred a net loss for the three and six months ended June 30, 2009 and accumulated significant losses, in the amount of $208,341, for the period March 18, 2005 (date of inception) through the period ended June 30, 2009.  As of June 30, 2009 the Company had minimal cash with which to satisfy any future cash requirements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company depends upon capital to be derived from future financing activities such as subsequent offerings of its common stock or debt financing in order to operate and grow the business.  There can be no assurance that the Company will be successful in raising such capital.  The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company's business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to build and maintain websites and to provide services and support to its customers and users.  There may be other risks and circumstances that management may be unable to predict.

The unaudited financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

5.            Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board and other entities issued new or modifications to, or interpretations of, existing accounting guidance during the current and recent periods. The Company has carefully considered the new pronouncements that altered generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the Company’s reported financial position or operations in the near term.

 Current Adoption of New Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events, which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events. SFAS No. 165 is effective for interim and annual reporting periods ending after June 15, 2009.  We have adopted the new disclosure requirements in our  financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60”.  This statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  SFAS No. 163 also clarifies how SFAS No. 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities to increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises.  SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise’s risk-management activities of the insurance enterprise be effective for the first period (including interim periods) beginning after issuance of SFAS

Link to Table of Contents

No. 163.  Except for those disclosures, earlier application is not permitted.  The Company has assessed the impact of SFAS No. 163 on its financial position and results of operations and determined it to have no effect on the operations or financial condition.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company’s adoption of SFAS 162 did not have a material effect on our results of operations and financial condition.

In March 2008, the Financial Accounting Standards Board issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities.  SFAS No. 161 requires additional disclosures related to the use of derivative instruments, the accounting for derivatives and the financial statement impact of derivatives.  SFAS No. 161 is effective for fiscal years beginning after November 15, 2008.  The adoption of SFAS No. 161 did not impact the Company's financial statements.

In December 2007, the FASB issued SFAS No. 160; Noncontrolling Interest in Consolidated Financial Statements, and amendment of ARB 51, which changes the accounting and reporting for minority interest.  Minority interest will be recharacterized as noncontrolling interest and will be reported as component of equity separate from the parent's equity, and purchases or sales of equity interests that do not result in change in control will be accounted for as equity transactions.  In addition, net income attributable to the noncontrolling interest will be included in  net income on the date of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings.  SFAS No. 160 is effective for the Company beginning January 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively.  The adoption of SFAS 160 had no impact on the Company’s balance sheet or results of operation.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted.  Effective January 1, 2008, the Company did not elect the fair value option for any instruments.

In December 2007, the FASB issues SFAS No. 141(R), “Business Combinations”, which replaces SFAS No. 141, “Business Combinations”, which among other things, establishes principles and requirements for how an acquirer entity recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed (including intangibles) and any non-controlling interests in the acquired entity. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141 has not had an impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP SFAS No. 107-1 and Accounting Principles Board (“APB”) No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP SFAS No. 107-1”). FSP SFAS No. 107-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments to require fair value of financial instrument disclosure in interim financial statements and amends APB No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. The provisions of FSP SFAS No. 107-1 are effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company did not elect to early adopt FSP SFAS No. 107-1; the adoption of EITF No. 07-5 did not have a material effect on the Company’s results of operations or financial condition.

Link to Table of Contents

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other applicable accounting literature. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The adoption of FSP FAS 142-3 has had no impact on its results of operations or financial condition.

In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP 157-3”), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 was effective upon issuance and applies to the Company’s current financial statements. The application of the provisions of FSP 157-3 did not affect the Company’s results of operations or financial condition.

In April 2009, the FASB issued FSP SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. Under FSP SFAS No. 157-4, transactions or quoted prices may not accurately reflect fair value if an entity determines that there has been a significant decrease in the volume and level of activity for the asset or the liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities). In addition, if there is evidence that the transaction for the asset or liability is not orderly; the entity shall place little, if any weight on that transaction price as an indicator of fair value. FSP SFAS No. 157-4 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 subject to the early adoption of FSP SFAS No. 115-2 and SFAS No. 124-2. The Company did not have a material impact on its Financial Statements.

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) 14-1 “Accounting for Convertible Debt instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. As we do not have convertible debt, the adoption of FSP APB 14-1 has had no effect on our results of operations and financial condition

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”), which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the computation of earnings per share under the two-class method described in SFAS No. 128, Earnings per Share. FSP EITF 03-6-1 is effective retrospectively for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The adoption of FSP EITF 03-6-1 did not materially impact the Company’s financial condition and results of operations.

In June 2008, the FASB issued EITF No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, effective for financial statements issued for fiscal periods and interim periods beginning after December 15, 2008. EITF No.07-5 provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. The adoption of EITF No. 07-5 did not have a material effect on the Company’s results of operations or financial condition.

Future Adoption of New Accounting Pronouncements

On July 1, 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification ™ (Codification) and The Hierarchy of Generally Accepted Accounting Principles- a replacement of FASB Statement No. 162", which will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by non governmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.

Link to Table of Contents

This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company is currently evaluating the impact of SFAS No. 168 on the Company’s financial statements.

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

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on our present or future financial statements.

6.            Equipment

Equipment consists of:

	June 30, 2009 (unaudited)	December 31, 2008 (audited)
Office Furniture	$229	$229
Computer Equipment	3,928	3,928
Software	19,376	19,376
	23,533	23,533
Less accumulated depreciation	11,457	7,819
Property and equipment, net	$12,076	$15,714

Depreciation of equipment was $1,819, $1,819, $3,638, $3,638 and $11,457 for the three and six months ended June 30, 2009, 2008 and for the period March 18, 2005 (date of inception) through June 30, 2009, respectively.

7.            Income Tax

The Company has not recognized an income tax benefit for the current quarter and year based on uncertainties concerning its ability to generate taxable income in future periods.  The tax benefit for the current period presented is offset by a valuation allowance (100%) established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.  As of December 31, 2008, the Company incurred start-up losses of approximately $208,000.

8            Equity

The company has one class of stock, common stock.  Five Hundred Million (500,000,000) shares of stock are authorized by the company’s Amended Articles of Incorporation filed within the State of Delaware, par value $.00001, as amended

Link to Table of Contents

for the 10:1 reverse stock split effective in 2007.

During the first quarter of 2008, the company issued 21,520,010 common shares in a share based purchase transaction for Bridger Web, Inc.

9.            Related Party Transactions

Since inception the majority shareholder has made advances in the amount of $156,515 for working capital and development purposes.  The advances were made for operating cash requirements.  The advances are non-interest bearing with no repayment terms and the amount is payable upon demand.

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

11.

Subsequent Events

The Company has replaced its’ Secretary, Treasurer and Director.  Preston Blackwell has resigned and has been replaced by Shawn Conti.

Link to Table of Contents

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of IC Places, Inc. for the period ended June 30, 2009 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

Financial information provided in this Form 10-Q for periods subsequent to June 30, 2009 is preliminary and remains subject to audit.. As such, this information is not final or complete, and remains subject to change, possibly materially.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company had $178, $0, $178, $1,230 and $1,408 from advertising revenue for the three and six month periods ended June 30, 2009,  2008 and for the period March 18, 2005 (date of inception) through June 30, 2009, respectively.

Operating expenses were $25,111, $2,174, $30,419, $10,128 and $209,749 for the three and six month periods ended June 30, 2009, 2008 and for the period March 18, 2005 (date of inception) through June 30, 2009, respectively.  Operating expenses increased as the Company has increased its advertising and communications, in effort to promote the launching of the website. Additional increases to the operating expenses were related to the maintenance of the corporate entity, primarily accounting and legal fees. It is anticipated that future expenditure levels may increase as the Company intends to fully comply with its periodic reporting requirements.   Expenses incurred in the development of the web-based search site are expensed as incurred.

The Company anticipates an increase in the advertising revenue, as the Company’s website is operational and should generate greater interest by internet users as the services become accepted.  However, in the next quarters the Company does not expect to generate any significant increases in revenue to cover the operating expenses and the Company may increase its’ advertising and promotion to increase subscribership to their website.   The Company may incur significant

Link to Table of Contents

operating expenses in the fulfillment of the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company begins meaningful operations.

CONTRACTUAL OBLIGATIONS

None.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2009, the Company had negative working capital of approximately $170,200 as compared to negative $143,600 at December 31, 2008. Working capital as of both dates consisted entirely of cash, net of current liabilities; accordingly the Company does not anticipate being required to register pursuant to the Investment Company Act of 1940 and expects to be limited in its ability to invest in securities, other than cash equivalents and government securities, accordingly. There can be no assurances that any investment made by the Company will not result in losses.

At June 30, 2009, the Company has minimal cash and tangible assets, increasing accrued liabilities, negligible revenues, and a history of operating losses. The company plans to raise $1.2 Million dollars, through private placement of common shares, to launch its next phase of business and expenses associated with the next Phase are listed below. Absent an outside capital infusion, the Company will seek funding from traditional banking and other private sources. There are no assurances that any manner of securities offering (debt or equity) will be successful, and the Company’s revenues are inadequate to provide for the growth projected in this filing. We may be reliant on additional shareholder contributions, including from management, to continue operations. We are hopeful that the market awareness and financial transparency afforded through becoming a reporting company will assist us in procuring additional investment capital or loans.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Plan of Operation.

During the current phase of this project, the following major events will occur, some of them simultaneously:

•	Obtain $1,200,000 investment, through private placement of common stock.
•	Rent and equip IC Places central office location (and required permits)
•	Launch the Wireless Application, Video Classified Advertisements, and Restaurant Menu Ordering system
•	Launch recruitment and training plan for sales and ITC
•	Begin a marketing campaign

Start-up Requirements

Phase 2 launch Expenses:
Legal and Form 10 Filing	$60,000
Business Cards and Marketing Materials	25,000
Insurance	1,750
Rent -(First, Last and Security Deposit)	15,000
Computers and Software	25,000
Fixtures (Desks, Displays, Chairs etc.)	9,400
Phones	4,000
Wireless Application	100,000
Licensing Program Setup	30,000
Billboards	120,000
Promotion and trade shows	55,000
Total Expenses	$445,150
Start-up Assets:
Cash Required	360,000
Other Current Assets	46,000

Link to Table of Contents

Long-term Assets	25,000
Total Assets	$431,000
Total Requirements	$876,150

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

Link to Table of Contents

of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

With respect to the period ending June 30, 2009, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based upon our evaluation regarding the period ending June 30, 2009, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

(b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits

Exhibit Number and Description

Location Reference

(a)

Financial Statements

Filed Herewith

(b)

Exhibits required by Item 601, Regulation SB;

Link to Table of Contents

(3.0)

Articles of Incorporation

(3.1)

Articles of Incorporation

See Exhibit Key

(3.2)

Bylaws

See Exhibit Key

(11.0)

Statement re:  computation of per share

Note C to

earnings

Financial Stmts.

(14.0)

Code of Ethics

Filed herewith

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

Date: August 13, 2009

By:  /s/ Steven Samblis

STEVEN SAMBLIS,

Chief Executive Officer

Chief Financial Officer