Form 10-Q
period 2009-09-30
IC Places, Inc.
filed 2009-11-16
CIK 1437596

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009.

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

The number of shares of the issuer’s common stock, par value $.00001 per share, outstanding as of November 4, 2009 was 71,520,010.

Link to Table of Contents

Link to Table of Contents

Part I.  Financial Information

Item 1.  Financial Statements.

IC Places, Inc.
(A Development Stage Company)
Balance Sheet

	As of
	September 30, 2009	December 31, 2008
	(unaudited)	(audited)
Current Assets
Cash	$73	$1,224
Accounts Receivable	-	1,200
Total Current Assets	73	2,424

Property and Equipment	23,533	23,533
Accumulated Depreciation	(13,277)	(7,819)
	10,256	15,714

Total Assets	$10,329	$18,138

Liabilities and Stockholders' Equity
Current Liabilities
Accrued Liabilities	$12,547	$7,097
Advances from Stockholder	160,030	138,926
Total Current Liabilities	172,577	146,023

Stockholders' Equity
Common Stock, $.00001 par value;
500,000,000 shares authorized;
71,520,010 and 71,520,010 shares outstanding	715	715
Additional Paid In Capital	49,500	49,500
Accumulated Deficit during the Development Stage	(212,463)	(178,100)
Total Stockholders' Deficit	(162,248)	(127,885)

Total Liabilities and Stockholders' Equity	$10,329	$18,138

The accompanying notes are an integral part of these financial statements

Link to Table of Contents

IC Places, Inc.
(A Development Stage Company)
Statement of Operations
(unaudited)

					Mar 18, 2005
					(inception date)
	For the Three Months Ended		For the Nine Months Ended		through
	Sep 30, 2009	Sep 30, 2008	Sep 30, 2009	Sep 30, 2008	Sep 30, 2009

Revenues	$1,206	$-	$1,384	$1,230	$2,614

Operating Expenses
Programmer Expense	-	9,993	-	11,051	24,908
Advertising and Promotion	700	22,793	903	23,793	28,682
Selling Expense	110	9,444	8,040	9,884	28,651
Professional Fees	703	500	10,703	3,500	36,466
Communications	38	1,423	3,552	1,631	9,922
Administrative	1,182	7,806	6,316	8,375	22,181
Interest	775	-	775	-	775
Stock-Based Compensation	-	-	-	215	50,215
Depreciation	1,820	1,820	5,458	5,458	13,277
Total Operating Expenses	5,328	53,779	35,747	63,907	215,077

Operating Loss	(4,122)	(53,779)	(34,363)	(62,677)	(212,463)

Income Tax Provision (Benefit)	-	-	-	20,940	-

Net Loss	$(4,122)	$(53,779)	$(34,363)	$(83,617)	$(212,463)

Earnings per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding	71,520,010	71,520,010	71,520,010	70,341,907

The accompanying notes are an integral part of these financial statements

Link to Table of Contents

IC Places, Inc.
(A Development Stage Company)
Statement of Stockholders' Deficit

					Total
	Capital Stock		Additional Paid In	Accum.	Stock-holders'
	Shares	Par Value	Capital	Deficit	Deficit

Balance, March 18, 2005 (Date of Inception)	-	$-	$-	$-	$-

Stock-Based Compensation, March 18, 2005, par value	50,000,000	500	49,500		50,000

Net Loss, inception through December 31, 2006 (audited)				(65,600)	(65,600)

Balance, December 31, 2006	50,000,000	500	49,500	(65,600)	(15,600)

Net Loss, December 31, 2007 (audited)				(18,160)	(18,160)

Balance, December 31, 2007 (audited)	50,000,000	500	49,500	(83,760)	(33,760)

Acquisition for stock, January 15, 2008	21,520,010	215	-		215

Net Loss, December 31, 2008 (audited)				(94,340)	(94,340)

Balance, December 31, 2008 (audited)	71,520,010	715	49,500	(178,100)	(127,885)

Net Loss, September 30, 2009 (unaudited)				(34,363)	(34,363)

Balance, September 30, 2009 (unaudited)	71,520,010	$715	$49,500	$(212,463)	$(162,248)

The accompanying notes are an integral part of these financial statements

Link to Table of Contents

IC Places, Inc.
(A Development Stage Company)
Statement of Cash Flows
			Mar 18, 2005
			(inception date)
	Sep 30, 2009	Sep 30, 2008	through
	(unaudited)	(unaudited)	Sep 30, 2009

Cast Flows from Operating Activities:
Net Loss from Operations	$(34,363)	$(83,617)	$(212,463)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	5,458	5,458	13,277
Decreases (increases) in assets and liabilities:
Accounts Receivable	1,200	(1,200)	-
Accrued Liabilities	5,450	21,762	12,547
Net cash (used in) provided by operations	(22,255)	(57,597)	(186,639)

Cash Flows from Investing Activities:
Capital Expenditures	-	-	(23,533)
Net cash provided by (used in) investing activities	-	-	(23,533)

Cash Flows from Financing Activities:
Stockholder advances	21,104	48,799	160,245
Issuance of common stock	-	-	50,000
Net cash provided by (used in) investing activities	21,104	48,799	210,245

Net Increase (Decrease) in Cash	(1,151)	(8,798)	73

Cash, beginning of year	1,224	9,170	-

Cash, ending	$73	$372	$73

Supplemental Cash Flows:
Cash paid for interest	$ -	$ -	$ -
Cash paid for taxes	$ -	$ -	$ -

Disclosure of Non-Cash Investing and Financing:
Stock issued for services and non-cash	$ -	$ 215	$ 215

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

2.            Summary of Significant Accounting Policies

The significant accounting policies followed are:

All adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three and nine month periods ended September 30, 2009, 2008 and the period March 18, 2005 (date of inception) through September 30, 2009; (b) the financial position at September 30, 2009, and (c) cash flows for the nine month periods ended September 30, 2009 and 2008, have been made.

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

The unaudited financial statement and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principals generally accepted in the United States of America have been omitted. The accompanying unaudited financial statements should be read in conjunction with the financial statements for the years ended December 31, 2008 and 2007 and notes thereto in the Company’s annual report, filed as an exhibit with the Securities and Exchange Commission. Operating results for the three and nine months ended September 30, 2009 and 2008 and for the period March 18, 2005 (date of inception) to September 30, 2009 is not necessarily indicative of the results that may be expected for the entire year.

The Company’s balance sheets include the following financial instruments: cash, accounts receivable, accrued liabilities and amounts due to stockholder. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

Our cash accounts are maintained with a financial institution in the United States.  Deposits with this bank may exceed the amount of insurance provided on such deposits.  Generally, these deposits may be redeemed on demand and, therefore, bear minimal risk.  The Company considers all highly liquid investments purchased with an original maturity of nine months or less to be cash equivalents.

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

Share-based payments to employees, including grants of employee stock options are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). The Company had no common stock options or common stock equivalents granted or outstanding for the periods presented.

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

The costs of advertising are expensed as incurred.  Advertising expense was $700, $22,793, $903, $23,793 and $28,682 for the three and nine months ended September 30, 2009, 2008 and for the period March 18, 2005 (date of inception) through September 30, 2009, respectively.

The Company accounts for income taxes under the liability method. Deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purpose, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

Basic earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares outstanding during the year. Diluted earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares. There are no share equivalents and, thus, anti-dilution issues are not applicable.

These interim financial statements were approved by management and were issued on November 4, 2009.  Subsequent events have been evaluated through this date.

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

The Company incurred a net loss for the three and nine months ended September 30, 2009 and accumulated significant losses, in the amount of $212,463, for the period March 18, 2005 (date of inception) through the period ended September 30, 2009.  As of September 30, 2009 the Company had minimal cash with which to satisfy any future cash requirements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company depends upon capital to be derived from future financing activities such as subsequent offerings of its common stock or debt financing in order to operate and grow the business.  There can be no assurance that the Company will be successful in raising such capital.  The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company's business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to build and maintain websites and to provide services and support to its customers and users.  There may be other risks and circumstances that management may be unable to predict.

The unaudited financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

5.            Recently Issued Accounting Pronouncements

We have reviewed accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. We believe that the following impending standards may have an impact on our future filings.  The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

In June 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-01, Topic 105 — Generally Accepted Accounting Principles — amendments based on Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. This ASU reflected the issuance of FASB Statement No. 168. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles. This Accounting Standards Update includes Statement 168 in its entirety, including the accounting standards update instructions contained in Appendix B of the Statement. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective for us in the third quarter of 2009, and accordingly, our Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature.

Link to Table of Contents

In June 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-02, Omnibus Update—Amendments to Various Topics for Technical Corrections. This omnibus ASU detailed amendments to various topics for technical corrections. The adoption of ASU 2009-02 will not have a material impact on our financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-03, SEC Update — Amendments to Various Topics Containing SEC Staff Accounting Bulletins. This ASU updated cross-references to Codification text. The adoption of ASU 2009-03 will not have a material impact on our financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-04, Accounting for Redeemable Equity Instruments — Amendment to Section 480-10-S99. This ASU represents an update to Section 480-10-S99, Distinguishing Liabilities from Equity, per Emerging Issues Task Force Topic D-98, “Classification and Measurement of Redeemable Securities.” The adoption of ASU 2009-04 will not have a material impact on our financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value. This Accounting Standards Update amends Subtopic 820-10, Fair Value Measurements and Disclosures - Overall, to provide guidance on the fair value measurement of liabilities. The adoption of ASU 2009-05 is not expected to have a material impact on our financial statements.

In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-06, Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities. This Accounting Standards Update provides additional implementation guidance on accounting for uncertainty in income taxes and eliminates the disclosures required by paragraph 740-10-50-15(a) through (b) for nonpublic entities. The adoption of ASU 2009-06 will not have material impact on our financial statements.

In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-07, Technical Corrections to SEC Paragraphs. This Accounting Standards Update corrected SEC paragraphs in response to comment letters. The adoption of ASU 2009-07 will not have material impact on our financial statements.

In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-08, Earnings Per Share Amendments to Section 260-10-S99. This Codification Update represents technical corrections to Topic 260-10-S99, Earnings per Share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that Includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. The adoption of ASU 2009-08 will not have material impact on our financial statements.

In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-09, Accounting for Investments-Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees. This Accounting Standards Update represents a correction to Section 323-10-S99-4, Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee. Section 323-10-S99-4 was originally entered into the Codification incorrectly. The adoption of ASU 2009-09 will not have material impact on our financial statements.

In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-10, Financial Services-Brokers and Dealers: Investments-Other, Amendment to Subtopic 940-325. This Accounting Standards Update codifies the Observer comment in paragraph 17 of EITF 02-3, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management. The adoption of ASU 2009-10 will not have material impact on our financial statements.

In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-11, Extractive Activities-Oil and Gas, Amendment to Section 932-10-S99. This Accounting Standards Update represents a technical correction to the SEC Observer comment in EITF 90-22, Accounting for Gas-Balancing Arrangements. The adoption of ASU 2009-11 will not have material impact on our financial statements.

In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-12, Fair Value Measurements and Disclosures (Topic 820), Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent). This

Link to Table of Contents

Accounting Standards Update amends Subtopic 820-10, Fair Value Measurements and Disclosures Overall, to provide guidance on the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The adoption of ASU 2009-12 will not have material impact on our financial statements.

6.            Equipment

Equipment consists of:

	September 30, 2009 (unaudited)	December 31, 2008 (audited)
Office Furniture	$229	$229
Computer Equipment	3,928	3,928
Software	19,376	19,376
	23,533	23,533
Less accumulated depreciation	13,277	7,819
Property and equipment, net	$10,256	$15,714

Depreciation of equipment was $1,820, $1,820, $5,458, $5,458 and $13,277 for the three and nine months ended September 30, 2009, 2008 and for the period March 18, 2005 (date of inception) through September 30, 2009, respectively.

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

8            Equity

The company has one class of stock, common stock.  Five Hundred Million (500,000,000) shares of stock are authorized by the company’s Amended Articles of Incorporation filed within the State of Delaware, par value $.00001, as amended for the 10:1 reverse stock split effective in 2007.

During the first quarter of 2008, the company issued 21,520,010 common shares in a share based purchase transaction for Bridger Web, Inc.

9.            Related Party Transactions

Since inception the majority shareholder has made advances in the amount of $160,030 for working capital and development purposes.  The advances were made for operating cash requirements.  The advances have no stated interest with no repayment terms and the amount is payable upon demand.  The Company is accruing interest at the applicable federal rate, approximately 2%, for the purpose of recognizing the imputed interest value.

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

Link to Table of Contents

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of IC Places, Inc. for the period ended September 30, 2009 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

Financial information provided in this Form 10-Q for periods subsequent to September 30, 2009 is preliminary and remains subject to audit.. As such, this information is not final or complete, and remains subject to change, possibly materially.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company had $1,206, $0, $1,384, $1,230 and $2,614 from advertising revenue for the three and nine month periods ended September 30, 2009,  2008 and for the period March 18, 2005 (date of inception) through September 30, 2009, respectively.

Operating expenses were $5,328, $53,779, $35,747, $63,907 and $215,077 for the three and nine month periods ended September 30, 2009, 2008 and for the period March 18, 2005 (date of inception) through September 30, 2009, respectively.  Operating expenses increased as the Company has increased its advertising and communications, in effort to promote the launching of the website. Additional increases to the operating expenses were related to the maintenance of the corporate entity, primarily accounting and legal fees. It is anticipated that future expenditure levels may increase as the Company intends to fully comply with its periodic reporting requirements.   Expenses incurred in the development of the web-based search site are expensed as incurred.

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

CONTRACTUAL OBLIGATIONS

None.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2009, the Company had negative working capital of approximately $172,500 as compared to negative $143,600 at December 31, 2008. Working capital as of both dates consisted entirely of cash, net of current liabilities; accordingly the Company does not anticipate being required to register pursuant to the Investment Company Act of 1940 and expects to be limited in its ability to invest in securities, other than cash equivalents and government securities, accordingly. There can be no assurances that any investment made by the Company will not result in losses.

At September 30, 2009, the Company has minimal cash and tangible assets, increasing accrued liabilities, negligible revenues, and a history of operating losses. The company plans to raise $1.2 Million dollars, through private placement of common shares, to launch its next phase of business and expenses associated with the next Phase are listed below. Absent an outside capital infusion, the Company will seek funding from traditional banking and other private sources. There are no assurances that any manner of securities offering (debt or equity) will be successful, and the Company’s revenues are inadequate to provide for the growth projected in this filing. We may be reliant on additional shareholder contributions, including from management, to continue operations. We are hopeful that the market awareness and financial transparency afforded through becoming a reporting company will assist us in procuring additional investment capital or loans.

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

With respect to the period ending September 30, 2009, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based upon our evaluation regarding the period ending September 30, 2009, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

(b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Link to Table of Contents

(c)

Exhibits required by Item 601, Regulation SB;

(3.0)

Articles of Incorporation

(3.1)

Articles of Incorporation

See Exhibit Key

(3.2)

Bylaws

See Exhibit Key

(11.0)

Statement re:  computation of per share

Note 2 to

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

Date: November 16, 2009

By:  /s/ Steven Samblis

STEVEN SAMBLIS,

Chief Executive Officer

Chief Financial Officer