Form 10-K
period 2009-12-31
IC Places, Inc.
filed 2010-03-31
CIK 1437596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________

FORM 10-K

______________

x	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. 000-53278

IC PLACES, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	42-1662836
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1211 Orange Ave. Suite 300, Winter Park, FL	32789
(Address of principal executive offices)	(Zip Code)

5428 S. Bracken Court, Winter Park, Florida 32792
(Former name, former address, if changed since last report)

407-442-0309
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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2009: $1,306,000

Number of the issuer’s Common Stock outstanding as of March 30, 2010:  90,300,010

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (Check One): Yes  ☐ No ☑

PART I

ITEM 1. BUSINESS

Background Information

IC Places, Inc. was formed on March 18, 2005 as a Delaware Corporation.  IC Places, Inc. engages in the ownership and operation of a network of city-based Websites for travelers and local individuals. The company’s www.icplaces.com website targets tourists and travelers in the 35-54 age group, providing specific information regarding dining, lodging, entertainment and other needs, including daycare, on a city-by-city basis.  Additionally, its Websites provide information about hotels, restaurants, golf courses, discount event tickets, discount car rentals, discount airfare, and attraction tickets. The company’s UnofficialU.com, currently in beta/development, will provide entertainment and information about travel packages for spring break and summer vacation for college students in North America. The company’s www.selfhelpcenters.com website provides a compendium of self-awareness and self-help links, providing on-line life coaching. The company is based in Celebration, Florida. IC Places Inc. formerly operated as a subsidiary of Graystone Park Enterprises Inc. Two of the main sources of IC Places revenue come from Local Online Advertising Sales and Online Travel Services. These are two of the Internet’s fastest growing sectors.

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

ITEM 1A.   RISK FACTORS

Before you invest in our common stock, you should be aware that there are risks, as described below. You should carefully consider these risk factors together with all of the other information included in this prospectus before you decide to purchase shares of our common stock. Any of the following risks could adversely affect our business, financial condition and results of operations. We have incurred substantial losses from inception while realizing limited revenues and we may never generate substantial revenues or be profitable in the future.

An investment in our Common Stock is highly speculative and is not an appropriate investment for investors who cannot afford the loss of all or part of their investment.

The risks and uncertainties described below are not the only risks we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. If any of the following risks actually occur, our business, financial condition, and results of operations could be seriously harmed.

Our business is difficult to evaluate because we have a limited operating history.

IC Places was incorporated on March 18, 2005, and is still a development stage company with no revenues. For the year ended December 31, 2009, 2008 and the period of March 18, 2005 (date of inception) through December 31, 2009 and 2005, net losses were approximately $58,664, $94,340 and $236,764, respectively.  We expect to experience fluctuations in future quarterly and annual operating results that may be caused by many factors, including:

•	our ability to achieve significant sales for our products and services;
•	the cost of technology, software and other costs associated with production and distribution;
•	the size and rate of growth of the market for Internet products and online content and services;
•	the potential introduction by others of products that are competitive with our products; and
•	the general economic conditions in the United States and worldwide.

In view of the foregoing, our results of operations and projections of future operating results are not necessarily meaningful and should not be relied upon as an indication of future performance.

We may not be able to achieve the market penetration and advertising revenues we anticipate.

Failure to attract and keep customers and provide meaningful timely information could result in loss of customers and corresponding advertising revenues. This could substantially impair our ability to achieve new market share and/or maintain current market share.

Our success will be limited if we are unable to attract, retain and motivate highly skilled personnel.

Our future success also will depend on our ability to attract, retain and motivate highly skilled engineering, management, sales and other key personnel. Competition for such personnel is, at times, intense in the Internet industry, and we may be unable to successfully attract, integrate or retain sufficiently qualified personnel. In addition, our ability to generate revenues relates directly to our personnel in terms of both numbers and expertise of the personnel we have available to work on the projects. Moreover, competition for qualified employees may require us to increase our cash or equity compensation, which may have an adverse effect on earnings.

We compete in a highly competitive market and many of our competitors have greater financial resources and established relationships with major corporate customers.

The industry in which we operate is competitive, and is expected to remain competitive. In each of the markets served, we compete on the basis of price, quality, customer service and product and service selection. Our competitive position in various market segments depends upon the relative strength of competitors in the segment and the resources devoted to competing in that segment. Due to their size, certain competitors may be able to allocate greater resources to a particular market segment than we can. As a result, these competitors may be in a better position to anticipate and respond to changing customer preferences, emerging technologies and market trends. In addition, new competitors and alliances may emerge to take market share away. We may be unable to maintain or strengthen our competitive position in our market segments, especially against larger competitors. We any incur additional costs to upgrade systems in order to compete. If we fail to successfully compete, our business, financial position and results of operations may be adversely affected.

Our business could suffer if we are liable for infringing the intellectual property rights of others.

We may be subject to claims in the ordinary course of our business, including claims of alleged infringement of the trademarks, copyrights and other intellectual property rights of third parties by us and our licensees.

Other parties may assert claims of infringement of intellectual property or other proprietary rights against us. These claims, even if without merit, could require us to expend significant financial and managerial resources. Furthermore, if claims like this were successful, we might be required to change our trademarks, alter our content or pay financial damages, any of which could substantially increase our operating expenses. We also may be required to obtain licenses from others to refine, develop, market and deliver new services. We may be unable to obtain any needed license on commercially reasonable terms or at all, and rights granted under any licenses may not be valid and enforceable. In the future we could be subject to legal proceedings and claims from time to time in the ordinary course of our business, including claims of alleged infringement of trademarks and other intellectual property rights of third parties by us and our licensees. Any such claims could have a material adverse effect on our business, financial condition and operating results.

Our business will not succeed if we are unable to keep pace with rapid technological changes.

We use the IC Places technology designed by our Company to serve our clients. These technologies likely will change and may become obsolete as new technologies develop. Our future success will depend upon our ability to remain current with the rapid changes in the technologies used in our business, to learn quickly to use new technologies as they emerge and to develop new technology-based solutions as appropriate. If we are unable to do this, we could be at a competitive disadvantage. Our competitors may gain exclusive access to improved technology, which also could put us at a competitive disadvantage. If we cannot adapt to these changes, our business, financial condition or results of operations may be materially affected in an adverse manner.

If we suffer system failures or overloading of computer systems, our business and prospects could be harmed. The success of our online offerings is highly dependent on the efficient and uninterrupted operation of our computer and communications hardware systems. Fire, floods, earthquakes, power fluctuations, telecommunications failures, hardware “crashes,” software failures caused by “bugs” or other causes, and similar events could damage or cause interruptions in our systems. Computer viruses, electronic break-ins or other similar disruptive problems could also adversely affect our websites. If our systems, or the systems of any of the websites on which we advertise or with which we have material marketing agreements, are affected by any of these occurrences, our business, results of operations and financial condition could be materially and adversely affected.

We are dependent on our management and employees.

We are dependent on the services of our executive officers and key employees. As of this date, we have two full time employees and four part time employees, of whom 2 are members of management. We currently do not maintain key-man life insurance policies on key executive officers of the Company. There can be no assurance that we can obtain executives of comparable expertise and commitment in the event of death, or that our business would not suffer material adverse effects as the result of the death, disability or voluntary departure of any such executive officer. Further, the loss of the services of any one or more of these employees could have a materially adverse effect on our business and our financial condition. In addition, we will also need to attract and retain other highly skilled technical and managerial personnel for whom competition is intense. If we are unable to do so, our business, results of operations and financial condition could be materially adversely affected.

We may issue additional shares that could dilute your potential ownership interest and limit the ability of a third party to obtain voting control.

Some events over which investors in the Company have no control could result in the issuance of additional shares of our Common Stock or issuances of preferred stock (of which none is currently outstanding), which would dilute the ownership percentage of current shareholders. We may issue additional shares of Common Stock:

•	to raise additional capital or finance acquisitions;
•	upon the exercise or conversion of outstanding warrants or convertible notes;
•	in lieu of cash payment of interest on our outstanding convertible subordinated notes; or
•	to vendors in exchange for products or services.

We will incur increased costs as a result of becoming a reporting company.

As a reporting company, we will incur significant additional legal, accounting and other expenses in connection with our public disclosure and other obligations. Management will be engaged in assisting executive officers, directors and, to a more limited extent, stockholders, with matters related to insider trading and beneficial ownership reporting. Although not presently applicable to us, in the future we will be required to have our registered independent public accounting firm issue an attestation as to our effectiveness of our internal control over financial reporting.

We have incurred, and expect to continue to incur, increased general and administrative expenses as a reporting company. We also believe that compliance with the myriad rules and regulations applicable to reporting companies and related compliance issues will divert time and attention of management away from operating and growing our business.

Being a public company also increases the risk of exposure to class action stockholder lawsuits and SEC enforcement actions, and increases the expense to obtain appropriate director and officer liability insurance on acceptable or even reduced policy limits and coverage. As a result, we may find it more difficult to attract and retain qualified persons to serve on our board of directors or as executive officers.

Our Common Stock is subject to the SEC’s penny stock rules, and, therefore, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected.

A penny stock is generally defined under the Securities Exchange Act of 1934, as amended (“Exchange Act”) as any equity security other than a security that: (i) is an national market system stock listed on a “grandfathered” national securities exchange, (ii) is a national market system stock listed on a national securities exchange or an automated quotation system sponsored by a registered national securities association that satisfies certain minimum quantitative listing standards, (iii) has a transaction price of five dollars or more, or (iv) is a security whose issuer has met certain net tangible assets or average revenues, among other exemptions. Our Common Stock is not currently traded on a national securities exchange or quotation system sponsored by a national securities exchange and our price as reported on the Pink Sheets, LLC, is currently less than five dollars.

In accordance with the rules governing penny stocks, broker-dealers participating in transactions in low-priced securities must first deliver a risk disclosure document that describes the risks associated with such stocks, the broker-dealer’s duties in selling the stock, the customer’s rights and remedies and certain market and other information. Furthermore, the broker-dealer must make a suitability determination approving the customer for low-priced stock transactions based on the customer’s financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing to the customer, obtain specific written consent from the customer, and provide monthly account statements to the customer.

The effect of these restrictions may decrease the willingness of broker-dealers to make a market in our Common Stock, decrease liquidity of our Common Stock and increase transaction costs for sales and purchases of our Common Stock as compared to other securities. Broker-dealers may find it difficult to effectuate customer transactions in our Common Stock and trading activity in our Common Stock may be adversely affected. As a result, the market price of our Common Stock may be depressed and stockholders may find it more difficult to sell their shares of Common Stock.

If we fail to maintain an effective system of internal control over financial reporting and disclosure controls and procedures, we may be unable to accurately report our financial results and comply with the reporting requirements under the Exchange Act.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), we will be required, beginning with our annual report on Form 10-K for the fiscal year ending December 31, 2010, to include in our annual reports on Form 10-K, our management’s report on internal control over financial reporting and the registered public accounting firm’s attestation report on our management’s assessment of our internal control over financial reporting. We intend to prepare an internal plan of action for compliance with the requirements of Section 404. As a result, we cannot guarantee that we will not have any “significant deficiencies” or “material weaknesses” within our processes. Compliance with the requirements of Section 404 is expected to be expensive and time-consuming. If we fail to complete this evaluation in a timely manner, we could be subject to regulatory scrutiny and a loss of public confidence in our internal control over financial reporting. In addition, any failure to establish an effective system of disclosure controls and procedures could cause our current and potential stockholders and customers to lose confidence in our financial reporting and disclosure required under the Exchange Act, which could adversely affect our business.

We are controlled by our principal stockholders and management, which will limit other stockholders’ ability to influence our operations and may affect the likelihood that other stockholders will receive a premium for your securities through a change in control.

Our executive officers, directors and principal stockholders and their affiliates own over 51% of the outstanding shares of Common Stock as of the date of this Registration Statement. These parties effectively control the Company and direct its affairs and have significant influence in the election of directors and approval of significant corporate transactions. The interests of these stockholders may conflict with those of other stockholders. This concentration of ownership may also delay, defer or prevent a change in control of us and some transactions may be more difficult or impossible without the support of these stockholders.

Our Common Stock has a very limited trading market.

Our Common Stock is traded on the over-the-counter Pink Sheets LLC electronic quotation service, an inter-dealer quotation system that provides significantly less liquidity than the NASDAQ stock market or any other national securities exchange. In addition, trading in our Common Stock has historically been extremely limited. This limited trading adversely affects the liquidity of our Common Stock, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts’ and the media’s coverage of us. As a result, there could be a larger spread between the bid and ask prices of our Common Stock and you may not be able to sell shares of our Common Stock when or at prices you desire.

We do not intend to pay dividends.

We currently intend to retain any future earnings to fund growth and, therefore, do not expect to pay any dividends to our stockholders in the near future.

Our bylaws provide for our indemnification of our officers and directors.

Our bylaws require that we indemnify and hold harmless our officers and directors, to the fullest extent permitted by law, from certain claims, liabilities and expenses under certain circumstances and subject to certain limitations and the provisions of Delaware law. Under Delaware law, a corporation may indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative (other than an action by or in the right of the corporation) by reason of the fact that he is or was a director, officer, employee or agent of the corporation, against expenses, attorneys fees, judgments, fines and amounts paid in settlement, actually and reasonably incurred by him in connection with an action, suit or proceeding if the person acted in good faith and in a manner reasonably believed to be in or not opposed to the best interests of the corporation.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.      PROPERTIES

Currently all staff are home-based with the majority of IT staff based in Montana.  Management is in Orlando.   The Orlando office is located in an executive suite, suitable for corporate administration.

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

ITEM 4.      SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders during the year ending December 31, 2009 that were not reported in a current report on Form 8-K.

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

At the present time we have no outstanding options or warrants to purchase securities convertible into common stock.

Price Range of Common Stock

Our Common Stock is quoted on the over-the-counter Pink Sheets LLC electronic quotation service under the symbol “ICPA.PK.”

	High	Low
Fiscal Year 2009
First quarter ended March 31, 2009	$.15	$.00
Second quarter ended June 30, 2009	$.10	$01
Third quarter ended September 30, 2009	$.22	$01
Fourth quarter ended December 31, 2009	$.30	$.00

First quarter ended March 31, 2008	$.15	$.00
Second quarter ended June 30, 2008	$.20	$.00
Third quarter ended September 30, 2008	$.25	$.00
Fourth quarter ended December 31, 2008	$.25	$.25

Approximate Number of Equity Security Holders

On March 30, 2010 the Company's common stock had a closing price quotation of $.02.   As of December 31, 2009, there were approximately 170 certificate holders of record of the Company’s common stock.

Dividends

We have not declared or paid cash dividends on our common stock.

Stock Option Grants

The Company, pursuant to its 2010 Equity Compensation Plan, which has been approved by the Company’s Board of Directors, as filed with the Securities and Exchange Commission on February 26, 2010, will issue up to 25,000,000 shares of common stock.   The 2010 Equity Compensation Plan is hoped to further provide a method whereby the Company’s current employees and officers and non employee directors and consultants may be stimulated and allow the Company to secure and retain highly qualified employees, officers, directors and non employee directors and consultants.

Registration Rights

We have not granted registration rights to the selling shareholders or to any other persons.

ITEM 6.      SELECTED FINANCIAL DATA

The selected financial data, below, should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included in this Annual Report on Form 10-K.

The selected financial data set forth below as of December 31, 2009 and 2008 and for the years then ended are derived from our audited financial statements included in this Annual Report on Form 10-K. All other selected financial data set forth below is derived from our audited financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our results of operations to be expected in the future.

Selected Financial Information:
	For the Year Ended December 31,
	2009	2008

Revenues	$7,763	$1,230
Net Loss	(58,664)	(94,340)
Earnings per share, basic and diluted	(0.00)	(0.00)

Total Assets	$8,671	$18,138
Total Liabilities	176,170	146,023
Total Equity (Deficit)	(167,499)	(127,885)
Working Capital	(175,935)	(143,599)

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

Market Penetration:

Our initial plan is to have an active sales agent in each of our listed markets. The best way to have knowledge of the individual markets is to hire agents that have a strong familiarity of their selling area. In our hiring practices we will be looking for agents that not only have B2B sales experience but also know their market. As we build out our advertising client base in each market, we will consolidate geographic areas as the markets demand. We are looking at having sales agents in a minimum of 85% our selling cities by the end of Q2 of 2010.

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

To aid in client retention we intend to roll out our customer service group by Q2 of 2010. The requirement of this group will be to contact each client on a quarterly basis and give them new information on upcoming changes with IC Places and to help bring value to their individual adverting. The customer service group will pull up each site as they speak with the clients and be available to make changes or recommendations on how to add value to the information that is posted. They will also be attentive to the clients’ concerns and use this information to be sure that we are properly serving our clients needs to help with client retention. This group will also aid in pulling some of the responsibilities from the sales agents so that they will be able to remain focused on client accusation and not having to spend all of their time on customer service issues. The head count for this group will be adjusted to meet the needs of our company.

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

Results of Operations

For the years ended December 31, 2009 and 2008.

Revenues

For the years ended December 31, 2009, 2008 and the period from March 18, 2005 (date of inception) through December 31, 2009, we generated revenues of $7,763, $1,230 and $8,993, respectively.  Revenue was generated from advertising revenue.   The increase was from our initial development efforts.  Subsequent to the year we established our first monthly revenue contract for movie reviews.

Operating Expenses

Operating costs were incurred in the amount of $66,427, $74,630, and $245,708 for the years ended December 31, 2009, 2008, and for the period March 18, 2005 (date of inception) through December 31, 2009, respectively.   The decrease was attributable to advertising and promotional expenses.  With the event of our first sales contract, we anticipate greater viewership, therefore, will increase our advertisement placement costs in the future.

Net Loss

The Company recognized net losses of $58,664, $94,340, and $236,764 for the years ended December 31, 2009 and 2008 and for the period March 18, 2005 (date of inception) through December 31, 2009, respectively.   The decreased loss in 2009 was due primarily to the decrease in advertising and promotion spending.  At this time, normal costs of   public filing and increasing advertising efforts will continue and it is not known when significant revenues will occur to off-set these expenses.

Liquidity and Capital Resources

The Company is currently financing its operations primarily through loans and advances from the majority shareholder.  These advances are being made to supplement any cash generated by the operating revenue.    We believe we can currently satisfy our cash requirements for the next twelve months with our current expected increase in revenue, and the expected capital to be raised in private placement and sales of our common stock.  Additionally, we will begin to use our common stock as payment for certain obligations and secure work to be performed. Management plans to increase revenue in order to sustain operations for at least the next twelve months.

At December 31, 2009 the Company did not have adequate cash resources to meet current obligations.  Management believes that financial support from the majority shareholder to pay minimal and necessary incurred expense will allow the Company to benefit from advertising revenue streams, currently in-place, to produce the anticipated cash flow necessary to support operations.

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

Subsequent Events

In January 2010 the Company signed a one year lease for its office premise.

The Company, pursuant to its 2010 Equity Compensation Plan, which has been approved by the Company’s Board of Directors, as filed with the Securities and Exchange Commission on February 26, 2010, will issue up to 25,000,000 shares of common stock.   The 2010 Equity Compensation Plan is hoped to further provide a method whereby the Company’s current employees and officers and non employee directors and consultants may be stimulated and allow the Company to secure and retain highly qualified employees, officers, directors and non employee directors and consultants.

Critical Accounting Policies

The Company’s significant accounting policies are presented in the Company’s notes to financial statements for the period ended December 31, 2009 and 2008, which are contained in this filing, the Company’s 2009 Annual Report on Form 10-K. The significant accounting policies that are most critical and aid in fully understanding and evaluating the reported financial results include the following:

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

ITEM 7A.   QUANTITATIVE AND QUALITIATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

IC Places, Inc.

(A Development Stage Company)

As of December 31, 2009 and 2008 and

for the years ended December 31, 2009, 2008 and for the

period March 18, 2005 (date of inception) through December 31, 2009

Contents

Financial Statements:
Report of Independent Registered Public Accounting Firm	F-2
Balance Sheets	F-3
Statements of Operations	F-4
Statements of Changes in Stockholders’ Equity	F-5
Statements of Cash Flows	F-6/F-7
Notes to Financial Statements	F-8 through F-14

Randall N. Drake, C.P.A., P.A.

1981 Promenade Way

Clearwater, FL  33760

727.536.4863

Randall@RDrakeCPA.com

Report of Independent Registered Public Accounting Firm

Board of Directors

IC Places, Inc.

Orlando, FL

We have audited the accompanying balance sheets of IC Places, Inc. as of December 31, 2009 and 2008 and the related statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2009, 2008 and the period from March 18, 2005 (date of inception) through December 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008 and the results of its operations and its cash flows for the years ended December 31, 2009, 2008 and for the period March 18, 2005 (date of inception) through December 31, 2009 in conformity with accounting principles generally accepted in the United States of America

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has incurred recurring net losses, resulting in negative cash flows and negative working capital.   There are limited financial assets in which to satisfy any future cash requirements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Randall N. Drake, CPA PA

Clearwater, Florida

March 30, 2010

IC Places, Inc.
(A Development Stage Company)
Balance Sheet

	As of December 31,
	2009	2010

Current Assets
Cash	$235	$1,224
Accounts Receivable	-	1,200
Total Current Assets	235	2,424

Property and Equipment	23,533	23,533
Accumulated Depreciation	(15,097)	(7,819)
	8,436	15,714
Total Assets	$8,671	$18,138

Liabilities and Stockholders' Equity
Current Liabilities
Accrued Liabilities	$21,033	$7,097
Advances from Stockholder	155,137	138,926
Total Current Liabilities	176,170	146,023

Stockholders' Equity
Common Stock, $.00001 par value;
500,000,000 shares authorized;
90,300,010 and 71,520,010 shares outstanding	903	715
Additional Paid In Capital	68,362	49,500
Accumulated Deficit during the Development Stage	(236,764)	(178,100)
Total Stockholders' Deficit	(167,499)	(127,885)

Total Liabilities and Stockholders' Equity	$8,671	$18,138

The accompanying notes are an integral part of these financial statements

IC Places, Inc.
(A Development Stage Company)
Statement of Operations
(audited)

			March 18, 2005
			(inception date)
	For the Year Ended December 31,		through
	2009	2008	December 31, 2009

Revenues	$7,763	$1,230	$8,993

Operating Expenses
Programmer Expense	-	11,051	24,908
Advertising and Promotion	903	26,543	28,682
Selling Expense	8,806	10,031	29,417
Professional Fees	16,150	8,400	41,913
Communications	3,499	1,631	9,869
Administrative	9,158	9,481	25,023
Interest	1,583	-	1,583
Stock-Based Compensation	19,050	215	69,265
Depreciation	7,278	7,278	15,097
total operating expenses	66,427	74,630	245,757

Operating Loss	(58,664)	(73,400)	(236,764)

Income Tax Provision (Benefit)	-	20,940	-

Net Loss	$(58,664)	$(94,340)	$(236,764)

Earnings per share, basic and diluted	$(0.00)	$(0.00)
Weighted average shares outstanding	72,343,243	52,737,818

The accompanying notes are an integral part of these financial statements

IC Places, Inc.
(A Development Stage Company)
Statement of Stockholders' Deficit

			Additional		Total
	Capital Stock		Paid In	Accumulated	Stockholders'
	Shares	Par Value	Capital	Deficit	Deficit

Balance, December 31, 2006	50,000,000	$500	$49,500	$(65,600)	$(15,600)

Net Loss, December 31, 2007				(18,160)	(18,160)

Balance, December 31, 2007	50,000,000	500	49,500	(83,760)	(33,760)

Acquisition for stock, January 15, 2008	21,520,010	215	-		215

Net Loss, December 31, 2008				(94,340)	(94,340)

Balance, December 31, 2008	71,520,010	715	49,500	(178,100)	(127,885)

Shares issued for service, December 2009	18,780,000	188	18,862		19,050

Net Loss, December 31, 2009				(58,664)	(58,664)

Balance, December 31, 2009	90,300,010	$903	$68,362	$(236,764)	$(167,499)

The accompanying notes are an integral part of these financial statements

IC Places, Inc.
(A Development Stage Company)
Statement of Cash Flows
			March 18, 2005
			(inception date)
	December 31,		through
	2009	2008	December31, 2009

Cast Flows from Operating Activities:
Net Loss from Operations	$(58,664)	$(94,340)	$(224,094)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	7,278	7,278	15,097
Stock-based compensation	19,050		19,050
Decreases (increases) in assets and liabilities:
Accounts Receivable	1,200	(1,200)	-
Accrued Liabilities	13,936	28,037	21,033
Net cash (used in) provided by operations	(17,200)	(60,225)	(187,964)

Cash Flows from Investing Activities:
Capital Expenditures	-	-	(23,533)
Net cash provided by (used in) investing activities	-	-	(23,533)

Cash Flows from Financing Activities:
Stockholder advances	16,211	52,279	161,732
Issuance of common stock	-	-	50,000
Net cash provided by (used in) investing activities	16,211	52,279	211,732

Net Increase (Decrease) in Cash	(989)	(7,946)	235

Cash, beginning of year	1,224	9,170	-

Cash, ending	$235	$1,224	$235

Supplemental Cash Flows:
Cash paid for interest	$ -	$ -	$ -
Cash paid for taxes	$ -	$ -	$ -

Disclosure of Non-Cash Investing and Financing:
Stock issued for services and non-cash	$ -	$ 215	$ 215

The accompanying notes are an integral part of these financial statements

IC Places, Inc.

(A Development Stage Company)

Notes to the Financial Statements

 1.                       Background Information

IC Places, Inc. ("The Company") was formed on March 18, 2005 as a Delaware Corporation and is based in Winter Springs

, Florida.  The Company engages in the ownership and operation of a network of city-based websites for use by business and vacation travelers as well as local individuals.  The Company’s websites provide local information about hotels, restaurant dining, golf courses, discount event tickets, discount car rentals, discount airfare, and attraction tickets.

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

Property and equipment is stated at cost.  Depreciation is computed by the straight-line method over estimated useful lives (3-7 years).   The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of property and equipment existed at December 31, 2009.

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

On January 15, 2008 the company completed its acquisition of 100% of the stock of a full-service IT Firm (Bridger Web, Inc.) in exchange for 7,000,000 shares of the Company’s stock.   The significant ownership transfer into this business development stage company resulted in the valuation of the acquisition at the historical basis of the acquired company.  The acquired company had relatively no capital assets, no debt, and there is no valuation assigned to the technology basis, since all technology development costs were expensed as research and development, and the technology feasibility was reached at the time of the letter of intent to acquire.  Therefore, the valuation placed on the acquisition was considered to be the par value of the shares issued.

The costs of advertising are expensed as incurred.  Advertising expense was $903, $26,543 and $28,682 for the years ended December 31, 2009, 2008 and for the period March 18, 2005 (date of inception) through September 30, 2009, respectively.

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

 3.            Development Stage Enterprise

The Company has been in the development stage since its formation on March 18, 2005.  It has primarily engaged in developing an internet portal website and raising capital to carry out its business plan. The Company expects to continue to incur operating losses and to generate negative cash flow from operating activities while it develops its customer base and establishes itself in the marketplace.  The Company's ability to eliminate operating losses and to generate positive cash flow from operations in the future will depend upon a variety of factors, many of which it is unable to control.  If the Company is unable to implement its business plan successfully, it may not be able to eliminate operating losses, generate positive cash flow, or achieve or sustain profitability, which would materially adversely affect its business, operations, and financial results, as well as its ability to make payments on any obligations it may incur.

4.            Going Concern

The accompanying audited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.

The Company incurred a net loss for the years ended December 31, 2009 and accumulated significant losses, in the amount of $236,764, for the period March 18, 2005 (date of inception) through the period ended December 31, 2009.  As of December 31, 2009 the Company had minimal cash with which to satisfy current obligations and any future cash requirements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company depends upon capital to be derived from future financing activities such as subsequent offerings of its common stock or debt financing in order to operate and grow the business.  There can be no assurance that the Company will be successful in raising such capital.  The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company's business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to build and maintain websites and to provide services and support to its customers and users.  There may be other risks and circumstances that management may be unable to predict.

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

In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-08, Earnings Per Share Amendments to Section 260-10-S99. This Codification Update represents technical corrections to Topic 260-10-S99, Earnings per Share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that Includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. The adoption of ASU 2009-08 will not have material impact on our financial statements

6.            Equipment

Equipment consists of:

	2009	2008
Office Furniture	$229	$229
Computer Equipment	3,928	3,928
Software	19,376	19,376
	23,533	23,533
Less accumulated depreciation	15,097	7,819
Property and equipment, net	$8,436	$15,714

Depreciation of equipment was $7,278, $7,278 and $15,097 for the years ended December 31, 2009, 2008 and for the period March 18, 2005 (date of inception) through December 31, 2009, respectively.

7.            Income Tax

The Company has not recognized an income tax benefit for the current quarter and year based on uncertainties concerning its ability to generate taxable income in future periods.  The tax benefit for the current period presented is offset by a valuation allowance (100%) established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.  As of December 31, 2009, the Company incurred start-up losses of approximately $230,000.

8            Equity

The company has one class of stock, common stock.  Five Hundred Million (500,000,000) shares of stock are authorized by the company’s Amended Articles of Incorporation filed within the State of Delaware, par value $.00001, as amended for the 1:10 reverse stock split effective in 2007.

During the first quarter of 2008, the company issued 21,520,010 common shares in a share based purchase transaction for Bridger Web, Inc.

9.            Related Party Transactions

Since inception the majority shareholder has made advances in the amount of $155,137 for working capital and development purposes.   The advances have no stated interest with no repayment terms and the amount is payable upon demand.  The Company is accruing interest at the applicable federal rate, approximately 2%, for the purpose of recognizing the imputed interest value.

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

11.

Subsequent Events

In January 2010 the Company signed a one year lease for its office premise.

The Company, pursuant to its 2010 Equity Compensation Plan, which has been approved by the Company’s Board of Directors, as filed with the Securities and Exchange Commission on February 26, 2010, will issue up to 25,000,000 shares of common stock.   The 2010 Equity Compensation Plan is hoped to further provide a method whereby the Company’s current employees and officers and non employee directors and consultants may be stimulated and allow the Company to secure and retain highly qualified employees, officers, directors and non employee directors and consultants.

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

ITEM 9A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and acting Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending December 31, 2009 covered by this Annual Report on Form 10-K. Based upon such evaluation, the Chief Executive Officer and acting Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer and acting Chief Financial Officer does not relate to reporting periods after December 31, 2009.

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

Management, under the supervision of the Company’s Chief Executive Officer and acting Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2007 under the criteria set forth in the in Internal Control—Integrated Framework.

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

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2009, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Name	Position	Period	Age
----------------------	--------------------------	---------------	----------
Steven Samblis 5428 S Bracken Court Winter Park, Florida 32792	President, Chief Executive Officer and Chairman	Sept 2003 - Present	48
Shawn Conti 3111 W De Leon #8 Tampa FL 33609	Secretary, Treasurer and Director	Jan 2007 - Present	29
Luke Martin 502 W. Babcock Bozeman, MT 59715	Chief Technology Officer	Jan 2008 - Present	31
Peter Messineo 1982 Otter Way Palm Harbor, FL 34685	Chief Financial Officer	February 2010 – Present	49

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Management Team

Steve Samblis, President, CEO and Chairman of the Board

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

Shawn Conti: Secretary, Treasurer, Business Development Officer

Shawn Conti earned a BS in Economics from the Richard T. Farmer School of Business at Miami University in Oxford, OH. Shawn currently resides in Tampa, FL and is active in commercial real estate development and leasing. Shawn specializes in retail real estate and has worked with the nation's largest retail developers and Real Estate Investment Trusts. Shawn is a Memeber of the International Council of Shopping Centers (ICSC), ICSC Next Generation, a Licensed Florida Real Estate Broker and is a candidate for the prestigious CCIM designation. In 2008 Real Estate Florida magazine named Shawn to it's 30 under 30 list, which honors the most successful commercial real estate professionals under the age of 30.

Peter Messineo:  Chief Financial Officer.

Mr. Messineo is a CPA in Florida and New York and has over 25 years of accounting experience in public accounting practice, consulting and private industry.   Public accounting experience has been with national and regional CPA firms servicing a broad based clientele including software, manufacturing firms, distribution companies, and various service industry companies. Consulting experience has been with an international consulting firm servicing multi-billion dollar clients, in the capacity of financial support and reporting and with personal clients in the capacity as an intermediary compiling annual and quarterly filings required of the Securities and Exchange Commission.  Peter received his degree in accounting from Pace University in New York and his Masters in Business Administration in Finance from Long Island University.

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

ITEM 11.     EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal years ended December 31, 2009 and 2008.

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended July 31, 2009 and 2008 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and principal position(1)	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Comp ($)	Non-Qualified Deferred Comp Earnings ($)	All Other Comp ($)	Total ($)
Steven Samblis, President, Chief Executive Officer and Chairman	2009 2008 2007	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

Shawn Conti, Secretary, Treasurer and Director	2009 2008 2007	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

Luke Martin, Chief Technology Officer	2009 2008 2007	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

Peter Messineo, Chief Financial Officer	2009 2008 2007	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	1,500 1,500 -0-	1,500 1,500 -0-

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

Shawn Conti has received no compensation from us nor have we accrued any cash or non-cash compensation for his services since he was elected as an officer and director. He will not receive any compensation from us for his services until after we achieve significant operational revenues.

Luke Martin has received no compensation from us nor have we accrued any cash or non-cash compensation for his services since he was elected as an officer and director. He will not receive any compensation from us for his services until after we achieve significant operational revenues.

Peter Messineo has joined as an officer subsequent to December 31, 2009.  Compensation has been paid or accrued for consulting services rendered prior to being named as an officer of the Company.

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

Stock Option Grants

The Company, pursuant to its 2010 Equity Compensation Plan, which has been approved by the Company’s Board of Directors, as filed with the Securities and Exchange Commission on February 26, 2010, will issue up to 25,000,000 shares of common stock.   The 2010 Equity Compensation Plan is hoped to further provide a method whereby the Company’s current employees and officers and non employee directors and consultants may be stimulated and allow the Company to secure and retain highly qualified employees, officers, directors and non employee directors and consultants.

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

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding common stock as of March 26, 2010, and by the officers and directors, individually and as a group. All shares are owned directly.

Name	Position	Common Stock Owned	Percentage Owned
----------------------	--------------------------	-------------------	----------------
Steven Samblis 5428 S Bracken Court Winter Park, Florida 32792	President, Chief Executive Officer and Chairman	47,746,800	52.9%
Shawn Conti 3111 W De Leon #8 Tampa FL 33609	Secretary, Treasurer and Director	1,000,000	1.1%
Luke Martin 502 W. Babcock Bozeman, MT 59715	Chief Technology Officer	7,410,000	8.2%

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

In 2005, the Company issued 20,000,000 share of its stock valued at par ($50,000) in exchange for Steven Samblis’ development of ICPlaces.com websites. This cost and all related compensation to Steven Samblis (an officer of the Company) has been charged to expense in 2005. Following a 1:10 reverse split in 2007, and certain transfers effected for personal financial planning purposes, Steve Samblis currently owns 47,476,800.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Randall N. Drake, CPA, PA has been our principal auditor, commencing in 2008.  For professional services rendered for the audit of the Company’s financial statements for the years ended December 31, 2009 and 2008 and for the review of the Company’s financial statements for the periods ended March 31, June 30, and September 30, 2008.    Audit fees by year were:

Total
2008	$9,000
2008	$8,400

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2009 and 2008.

Tax Fees

For the Company’s fiscal years ended December 31, 2009 and 2008, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the five month period ended December 31, 2009 and 2008.

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

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Item 6.      Exhibits and Reports of Form 8-K.

(a)	Financial Statements are included herewith

(b)	Exhibits

	Exhibit Number	Exhibit Title
	3.1	Articles of Incorporation*
	3.2	Bylaws**
	10.1	Stock Purchase and Sale Agreement between IC Places, Inc. and Bridger Web, Inc.*
	11	Statement re Computation of Earnings Per Share – See Note 2, Notes to Financial Statements
	14	Code of Ethics
	31.1	Certification of Steven Samblis pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification of Steven Samblis pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Peter Messineo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.2	Certification of Peter Messineo pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

IC Places, Inc.

	By:	/s/ Steven Samblis
Steven Samblis
Chief Executive Officer

Dated:	March 31, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Steven Samblis	Director, Chairman, Chief Executive Officer	March 31, 2010
Steven Samblis

/s/ Peter Messineo	Chief Financial Officer	March 31, 2010
Peter Messineo

/s/ Shawn Conti	Director, Secretary, Treasurer	March 31, 2010
Shawn Conti