Form 10-Q
period 2010-03-31
IC Places, Inc.
filed 2010-05-13
CIK 1437596

Link to Table of Contents

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010.

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________.

Commission file number 000-53278

IC PLACES, INC.
(Name of small business issuer in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

42-1662836
(I.R.S. Employer Identification No.)

1211 Orange Ave. Suite 300, Winter Park, FL 32789
(Address of principal executive offices and Zip Code)

Registrant’s telephone number, including area code:  407-442-0309

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

Large accelerated filer (__)   Accelerated filer (__)   Non-accelerated filer (__)   Smaller reporting company (X)
 (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes (__) No (X )
The number of shares of the issuer’s common stock, par value $.00001 per share, outstanding as of May 7, 2010 was 187,060,010.

Link to Table of Contents

TABLE OF CONTENTS

Page
Part I. Financial Information	4

Item 1. Financial Statements.	4

Balance Sheets for the periods ending March 31, 2010 (unaudited) and December 31, 2009 (audited).	4

Statements of Operations for the three month periods ending March 31, 2010 and 2009 (unaudited) and for the period March 18, 2005 (date of inception) through March 31, 2010 (unaudited).	5

Statement of Stockholders’ Deficit for the period ended March 31, 2010 (unaudited)	6

Statements of Cash Flows for the three month periods ending March 31, 2010 and 2009 (unaudited) and for the period March 18, 2005 (date of inception) through March 31, 2010 (unaudited).	7

Notes to Financial Statements (unaudited)	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	9
Item 3. Quantitative and Qualitative Disclosures About Market Risk.	12
Item 4. Controls and Procedures.	12
Item 4T. Controls and Procedures.	12

Part II. Other Information	13

Item 1. Legal Proceedings.	13
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	13
Item 3. Defaults Upon Senior Securities.	13
Item 4. Removed and Reserved.	14
Item 5. Other Information.	14
Item 6. Exhibits	14
Signatures	15

Link to Table of Contents

Part I.  Financial Information
Item 1.  Financial Statements.

IC Places, Inc.
(A Development Stage Company)
Balance Sheet

March 31, 2010	December 31, 2009
(unaudited)	(audited)
Current Assets
Cash	$ 112	$ 235
Accounts Receivable	1,750	-
Prepaid Expenses	16,771	-
total current assets	18,633	235

Property and Equipment	23,533	23,533
Accumulated Depreciation	(16,916)	(15,097)
6,617	8,436

Deferred Tax Assets	-	-

Total Assets	$ 25,250	$ 8,671

Liabilities and Stockholders' Equity
Current Liabilities
Accrued Liabilities	$ 15,304	$ 21,033
Advances from Stockholder	184,246	155,137
total current liabilities	199,550	176,170

Stockholders' Equity
Common Stock, $.00001 par value;
500,000,000 shares authorized;
187,060,010 and 71,520,010 shares outstanding	1,871	903
Additional Paid In Capital	911,784	68,362
Unearned Stock Based Compensation	(749,687)	-
Accumulated Deficit during the Development Stage	(338,268)	(236,764)
total stockholders' deficit	(174,300)	(167,499)

Total Liabilities and Stockholders' Equity	$ 25,250	$ 8,671

The accompanying notes are an integral part of these financial statements
IC Places, Inc.
(A Development Stage Company)
Statement of Operations
(unaudited)

Mar 18, 2005
(inception date)
For the Three Months Ended	through
Mar 31, 2010	Mar 31, 2009	Mar 31, 2010

Revenues	$ 4,200	$ -	$ 13,193

Operating Expenses
Programmer Expense	16,500	47	41,408
Advertising and Promotion	32	-	28,714
Selling Expense	5,079	1,135	34,496
Professional Fees	4,000	1,500	45,913
Communications	837	774	10,706
Administrative	1,964	33	26,987
Interest	921	-	2,504
Stock-Based Compensation	74,553	-	143,818
Depreciation	1,819	1,819	16,916
total operating expenses	105,705	5,308	351,462

Operating Loss	(101,505)	(5,308)	(338,269)

Income Tax Provision (Benefit)	-	-	-

Net Loss	$ (101,505)	$ (5,308)	$ (338,269)

Earnings per share, basic and diluted	$ (0.00)	$ (0.00)
Weighted average shares outstanding	100,312,757	71,520,010

The accompanying notes are an integral part of these financial statements

Link to Table of Contents

IC Places, Inc.
(A Development Stage Company)
Statement of Stockholders' Deficit

	Capital Stock		Additional Paid In	Unearned Stock	Accumulated	Total Stockholders'
	Shares	Par Value	Capital	Compensation	Deficit	Deficit

Balance, December 31, 2006	50,000,000	$ 500	$ 49,500	$ -	$ (65,600)	$ (15,600)

Net Loss, December 31, 2007					(18,160)	(18,160)

Balance, December 31, 2007	50,000,000	500	49,500	-	(83,760)	(33,760)

Acquisition for stock, January 15, 2008	21,520,010	215	-			215

Net Loss, December 31, 2008					(94,339)	(94,339)

Balance, December 31, 2008	71,520,010	715	49,500	-	(178,099)	(127,884)

Shares issued for services, December 2009	18,780,000	188	18,862			19,050

Net Loss, December 31, 2009					(58,664)	(58,664)

Balance, December 31, 2009	90,300,010	903	68,362	-	(236,763)	(167,498)

Shares issued for services:
January, 2010	200,000	2	2,648			2,650
February, 2010	2,800,000	28	23,872			23,900
March, 2010	93,760,000	938	816,902			817,840

Shares issued, in advance of service period :				(817,840)		(817,840)
Unearned stock compensation				68,153		68,153
Stock compensation earned in period

Net Loss, March 31, 2010 (unaudited)					(101,505)	(101,505)

Balance, March 31, 2010	187,060,010	$ 1,871	$ 911,784	$ (749,687)	$ (338,268)	$ (174,300)

The accompanying notes are an integral part of these financial statements

IC Places, Inc.
(A Development Stage Company)
Statement of Cash Flows
			Mar 18, 2005
			(inception date)
	Mar 31, 2010	Mar 31, 2009	through
	(unaudited)	(unaudited)	Mar 31, 2010

Cast Flows from Operating Activities:
Net Loss from Operations	$ (101,505)	$ (5,308)	$ (338,268)

Adjustments to reconcile net loss to met cash provided by operating activities:
Depreciation	1,819	1,819	16,916
Stock Based Compensation	74,553		143,818

Decreases (increases) in assets and liabilities:
Accounts Receivable	(1,750)	-	(1,750)
Accrued Liabilities	(5,729)	1,500	15,304
Net cash (used in) provided by operations	(32,612)	(1,989)	(163,980)

Cash Flows from Investing Activities:
Capital Expenditures	-	-	(23,533)
Net cash provided by (used in) investing activities	-	-	(23,533)

Cash Flows from Financing Activities:
Stockholder advances	29,109	783	184,246
Issuance of common stock	3,380	-	3,380
Net cash provided by (used in) investing activities	32,489	783	187,625

Net Increase (Decrease) in Cash	(123)	(1,206)	112

Cash, beginning of year	235	1,224	-

Cash, ending	$ 112	$ 18	$ 112

Supplemental Cash Flows:
Cash paid for interest	$ -	$ -	$ -
Cash paid for taxes	$ -	$ -	$ -

Non Cash Disclosures
Long-term lease paid with stock	$ 17,500	$ -	$ 17,500

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

2.            Summary of Significant Accounting Policies

The significant accounting policies followed are:

All adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three month periods ended March 31, 2010, 2009 and the period March 18, 2005 (date of inception) through March 31, 2010; (b) the financial position at March 31, 2010, and (c) cash flows for the three month periods ended March 31, 2010 and 2009, have been made.

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

The unaudited financial statement and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principals generally accepted in the United States of America have been omitted. The accompanying unaudited financial statements should be read in conjunction with the financial statements for the years ended December 31, 2009 and 2006 and notes thereto in the Company’s annual report, filed as an exhibit with the Securities and Exchange Commission. Operating results for the three months ended March 31, 2010 and 2009 and for the period March 18, 2005 (date of inception) to March 31, 2010 is not necessarily indicative of the results that may be expected for the entire year.

Effective January 1, 2008, the Company adopted FASB ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements establishes a framework for measuring fair value and expands disclosure about such fair value measurements. The adoption of ASC 820 did not have an impact on the Company’s financial position or operating results, but did expand certain disclosures.

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, ASC 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1:	Observable inputs such as quoted market prices in active markets for identical assets or liabilities
Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data
Level 3:	Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

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

The costs of advertising are expensed as incurred.  Advertising expense was $0, $0 and $28,714 for the three months ended March 31, 2010, 2009 and for the period March 18, 2005 (date of inception) through March 31, 2010, respectively.

The Company accounts for income taxes under the liability method. This method provides that deferred tax assets and liabilities are recorded based on the differences between the tax basis of assets and liabilities and their carrying amounts for financial reporting purpose, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

Basic earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares outstanding during the year. Diluted earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares. There are no share equivalents and, thus, anti-dilution

Link to Table of Contents

issues are not applicable.

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

The Company incurred a net loss for the three months ended March 31, 2010 and accumulated significant losses for the period March 18, 2005 (date of inception) through the period ended March 31, 2010.  As of March 31, 2010 the Company had minimal cash with which to satisfy any future cash requirements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company depends upon capital to be derived from future financing activities such as subsequent offerings of its common stock or debt financing in order to operate and grow the business.  There can be no assurance that the Company will be successful in raising such capital.  The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company's business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to build and maintain websites and to provide services and support to its customers and users.  There may be other risks and circumstances that management may be unable to predict.

The unaudited financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

5.            Recently Issued Accounting Pronouncements

In January 2010, the FASB issued authoritative guidance, Accounting Standards Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements, intended to improve disclosures about fair value measurements. The guidance requires entities to disclose significant transfers in and out of fair value hierarchy levels and the reasons for the transfers. Additionally, the guidance clarifies that a reporting entity should provide fair value measurements for each class of assets and liabilities and disclose the inputs and valuation techniques used for fair value measurements using significant other observable inputs (Level 2) and significant unobservable inputs (Level 3). Currently, the Company does not have any assets or liabilities that are subject to this guidance. As such, this guidance did not have an impact on the Company’s results of operation or financial position. This guidance is effective for interim and annual periods beginning after December 15, 2009.

In February 2010, the FASB issued authoritative guidance on subsequent events. The guidance requires an SEC filer to evaluate subsequent events through the date the financial statements are issued but no longer requires an SEC filer to disclose the date through which the subsequent event evaluation occurred. The guidance became effective for the Company upon issuance and had no impact on the Company’s results of operations or financial position.

6.            Property and Equipment

Property and equipment consists of:
	March 31, 2010	December 31, 2009
	(unaudited)	(audited)
Office Furniture	$229	$229
Computer Equipment	3,928	3,928
Software	19,376	19,376
	23,533	23,533
Less accumulated depreciation	16,916	15,097
Property and equipment, net	$6,617	$8,436

Depreciation of equipment was $1,819, $1,819 and $16,916 for the three months ended March 31, 2010, 2009 and for the period March 18, 2005 (date of inception) through March 31, 2010, respectively.

7.            Income Tax

The Company has not recognized an income tax benefit for the current quarter and year based on uncertainties concerning its ability to generate taxable income in future periods.  The tax benefit for the current period presented is offset by a valuation allowance (100%) established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.  As of December 31, 2009, the Company incurred start-up losses of approximately $128,000.

8            Equity

The company has one class of stock, common.  Five Hundred Million (500,000,000) shares of stock are authorized by the company’s Amended Articles of Incorporation filed within the State of Delaware. The authorized shares consist of Five Hundred Million (500,000,000) shares of Common Stock at par value $.00001, as amended for the 10:1 reverse stock split effective in 2007.

The Company issued 96,760,000 shares of common stock to consultants in the quarter ended March 31, 2010, at a fair market value of $844,390.   Of the shares issued 93,760,000 common shares at a fair market value of $817,840 at the date of their granting, were issued to various consultants and service providers in advance of performance of their contractual obligations.  Shares issued during period for services to be unearned shares provided have been charged to a contra-equity account and will be ratably expensed, over the requisite service period, as the services are rendered.

The Company, pursuant to its 2010 Equity Compensation Plan, which has been approved by the Company’s Board of Directors, as filed with the Securities and Exchange Commission on February 26, 2010, will issue up to 25,000,000 shares of common stock.   The 2010 Equity Compensation Plan is hoped to further provide a method whereby the Company’s current employees and officers and non employee directors and consultants may be stimulated and allow the Company to secure and retain highly qualified employees, officers, directors and non employee directors and consultants

9.            Related Party Transactions

The majority shareholder has advanced funds, since inception, for the purpose of financing working capital and product development.  As of March 31, 2010, these advances amounted to $184,246. There are no repayment terms to this advance and the amount is payable upon demand.  In the absence of a formal agreement or stated interest rate, the Company is accruing interest at a minimal variable rate, currently 2%.  Management will adjust the rate according general interest rates and their effect on applicable federal rates.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

10.          Commitments and Contingencies

The Company has entered into agreement for office and studio space for a six year period, beginning in February 2010 and expiring in January 2016.
Future minimum lease payments for the years ended December 31,:

Link to Table of Contents

2010	$ 2,188
2011	2,917
2012	2,917
2013	2,917
2014	2,917
thereafter	2,917
$ 16,771

From time to time the Company may be a party to litigation matters involving claims against the Company.  Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

11.          Subsequent Events

On April 22, 2010 the Company received $50,000 cash, from an unrelated third party, for a signed a convertible promissory note at an annual interest rate of 8% on any unpaid principal and a maturity date of January 26, 2011.  A penalty interest rate will be in effect for any amount of principal or interest which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date.  The note is convertible at the option of the holder at any time during the lending period.  The note is convertible into common stock at a conversion price of the calculated average of the lowest three trading prices for the common stock during the ten trading day period prior to the date of the conversion notification

Link to Table of Contents

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of IC Places, Inc. for the period ended March 31, 2010 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

Financial information provided in this Form 10-Q for periods subsequent to March 31, 2010 is preliminary and remains subject to audit.. As such, this information is not final or complete, and remains subject to change, possibly materially.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company had $4,200, $0, and $13,193 from advertising revenue for the three month periods ended March 31, 2010,  2009 and for the period March 18, 2005 (date of inception) through March 31, 2010, respectively.  The Company has secured a contract for the commitment, at minimum, to distribute six program licenses:  "Instant Movie Reviews"," Instant DVD Reviews", "First Look"," Trailers"," IC Sports".

Operating expenses were $105,705, $5,308 and $351,462 for the three month periods ended March 31, 2010, 2009 and for the period March 18, 2005 (date of inception) through March 31, 2010, respectively.  Significant operating expenses were related to stock-based share payments.  Operating expenses were also related to the maintenance of the corporate entity, primarily accounting and legal fees. Expenses incurred in the development of the web-based search site are expensed as incurred.

Earnings per share for the three month periods ended March 31, 2010, 2009 and for the period March 18, 2005 (date of inception) through March 31, 2010 were $(0.00) for all periods, based on the weighted-average shares issued and outstanding at the end of each period.

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

At March 31, 2010 the Company did not have adequate cash resources to meet current obligations.  Management believes that financial support from the majority shareholder to pay minimal and necessary incurred expense will allow the Company to benefit from advertising revenue streams, currently in-place, to produce the anticipated cash flow necessary to support operations.

At March 31, 2010, the Company had negative working capital of approximately $180,000 as compared to negative $175,000 at December 31, 2009. Working capital as of both dates consisted entirely of cash, net of current liabilities; accordingly the Company does not anticipate being required to register pursuant to the Investment Company Act of 1940 and expects to be limited in its ability to invest in securities, other than cash equivalents and government securities, accordingly. There can be no assurances that any investment made by the Company will not result in losses.

At March 31, 2010, the Company has minimal cash and tangible assets, increasing accrued liabilities, negligible revenues, and a history of operating losses. The company plans to raise $1.2 Million dollars to launch its next phase of business and expenses associated with the next Phase are listed below. Absent an outside capital infusion, the Company will seek funding from traditional banking and other private sources. There are no assurances that any manner of securities offering (debt or equity) will be successful, and the Company’s revenues are inadequate to provide for the growth projected in this filing. We may be reliant on additional shareholder contributions, including from management, to continue operations. We are hopeful that the market awareness and financial transparency afforded through becoming a reporting company will assist us in procuring additional investment capital or loans.

As reflected in the audited financial statements, as of December 31, 2009, our auditor’s report included an explanatory paragraph concerns that raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to become profitable and or attain funding through additional sale of common stock or debt financing.  Subsequent to this report, the Company has attained bank funding, in the amount of $50,000, which is anticipated to satisfy expenses for the current year.  The unaudited financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Link to Table of Contents

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

With respect to the period ending March 31, 2010, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures,  as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based upon our evaluation regarding the period ending March 31, 2010, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

(b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Link to Table of Contents

Part II.  Other Information

Item 1.  Legal Proceedings.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three month period ending March 31, 2010, the Company issued 96,760,000 unregistered shares of its common stock.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Removed and Reserved.

Not applicable.

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

(b)           Financial Statements                                                                                                                  Filed Herewith

(c)           Exhibits required by Item 601, Regulation SB;

(3.0)           Articles of Incorporation

(3.1)           Articles of Incorporation                                                                                       See Exhibit Key

(3.2)           Bylaws                                                                                      See Exhibit Key

(11.0)         Statement re:  computation of per share                                                              Note C to
   earnings                                                                                                                    Fincial Stmts.

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

                                                      IC PLACES, INC.

Date: May 7, 2010                      By:  /s/ Steven Samblis

                                                      STEVEN SAMBLIS,
                                                      Chief Executive Officer
                                                      Chief Financial Officer