Form 10-Q
period 2010-06-30
IC Places, Inc.
filed 2010-08-16
CIK 1437596

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010.

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

The number of shares of the issuer’s common stock, par value $.00001 per share, outstanding as of August 5, 2010 was 6,135,339.

TABLE OF CONTENTS

Page
Part I. Financial Information	4

Item 1. Financial Statements.	4

Balance Sheets for the periods ending June 30, 2010 (unaudited) and December 31, 2009 (audited).	4

Statements of Operations for the three and six month periods ending June 30, 2010 and 2009 (unaudited) and for the period March 18, 2005 (date of inception) through June 30, 2010 (unaudited).	5

Statement of Stockholders’ Deficit for the period ended June 30, 2010 (unaudited)	6

Statements of Cash Flows for the three and six month periods ending June 30, 2010 and 2009 (unaudited) and for the period March 18, 2005 (date of inception) through June 30, 2010 (unaudited).	7

Notes to Financial Statements (unaudited)	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	9
Item 3. Quantitative and Qualitative Disclosures About Market Risk.	12
Item 4. Controls and Procedures.	12
Item 4T. Controls and Procedures.	12

Part II. Other Information	13

Item 1. Legal Proceedings.	13
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	13
Item 3. Defaults Upon Senior Securities.	13
Item 4. Removed and Reserved.	14
Item 5. Other Information.	14
Item 6. Exhibits	14
Signatures	15

Part I.  Financial Information
Item 1.  Financial Statements.

IC Places, Inc.
(A Development Stage Company)
Balance Sheet

	June 30, 2010	December 31, 2009
	(unaudited)	(audited)

Current Assets
Cash	$ -	$ 235
Accounts Receivable	2,100	-
Prepaid Expenses	16,042	-
total current assets	18,142	235

Property and Equipment	25,939	23,533
Accumulated Depreciation	(18,867)	(15,097)
	7,072	8,436

Deferred Tax Assets	-	-

Total Assets	$ 25,214	$ 8,671

Liabilities and Stockholders' Equity
Current Liabilities
Accrued Liabilities	$ 12,470	$ 21,033
Convertible Note Payable	1,250	-
Derivative Liability	48,717	-
Advances from Stockholder	173,765	155,137
total current liabilities	236,202	176,170

Stockholders' Equity
Common Stock, $.00001 par value;
500,000,000 shares authorized;
6,135,339 and 3,010,003 shares outstanding	61	30
Additional Paid In Capital	913,594	69,234
Unearned Stock Based Compensation	(545,227)	-
Accumulated Deficit during the Development Stage	(579,416)	(236,763)
total stockholders' deficit	(210,988)	(167,499)

Total Liabilities and Stockholders' Equity	$ 25,214	$ 8,671

The accompanying notes are an integral part of these financial statements

IC Places, Inc.
(A Development Stage Company)
Statement of Operations
(unaudited)

					Mar 18, 2005
					(inception date)
	For the Three Months Ended		For the Six Months Ended		through
	Jun 30, 2010	Jun 30, 2009	Jun 30, 2010	Jun 30, 2009	Jun 30, 2010

Revenues	$ 6,300	$ 178	$ 10,500	$ 178	$ 19,493

Operating Expenses
Programmer Expense	9,385	-	25,885	-	50,793
Advertising and Promotion	-	203	32	203	28,714
Selling Expense	10,491	6,795	15,570	7,930	44,987
Professional Fees	-	8,500	4,000	10,000	45,913
Communications	2,386	3,072	3,223	3,514	13,092
Administrative	13,800	4,722	15,764	5,134	40,786
Stock-Based Compensation	204,460	-	279,013	-	348,278
Depreciation	1,951	1,819	3,770	3,638	18,867
total operating expenses	242,473	25,111	347,257	30,419	591,430

Operating Loss	(236,173)	(24,933)	(336,757)	(30,241)	(571,937)

Other Income (Expense):
Interest	(5,008)	-	(5,929)	-	(7,512)
Change in Derivative	33	-	33	-	33

Net Loss before Income Taxes	(241,148)	(24,933)	(342,653)	(30,241)	(579,416)

Income Tax Provision (Benefit)	-	-	-	-	-

Net Loss	$ (241,148)	$ (24,933)	$ (342,653)	$ (30,241)	$ (579,416)

Earnings per share, basic and diluted	$ (0.04)	$ (0.01)	$ (0.07)	$ (0.01)
Weighted average shares outstanding	6,135,339	2,384,003	4,726,821	2,384,003

The accompanying notes are an integral part of these financial statements

IC Places, Inc.
(A Development Stage Company)
Statement of Stockholders' Deficit

			Additional	Unearned		Total
	Capital Stock		Paid In	Stock	Accum-ulated	Stock holders'
	Shares	Par Value	Capital	Compen sation	Deficit	Deficit
Balance, March 18, 2005 (Date of Inception)	-	-	-	-	-	-

Stock-Based Compensation, March 18, 2005, par value	1,666,668	17	49,983			50,000

Net Loss, date of inception through December 31,
2006 (audited)				(65,600)	(65,600)	(65,600)

Balance, December 31, 2006	1,666,668	17	49,983	-	(65,600)	(15,600)

Net Loss, December 31, 2007					(18,160)	(18,160)

Balance, December 31, 2007	1,666,668	17	49,983	-	(83,760)	(33,760)

Acquisition for stock, January 15, 2008	717,335	7	208			215

Net Loss, December 31, 2008					(94,339)	(94,339)

Balance, December 31, 2008	2,384,003	24	50,191	-	(178,099)	(127,884)

Shares issued for services, December 2009	626,000	6	19,044			19,050

Net Loss, December 31, 2009					(58,664)	(58,664)

Balance, December 31, 2009	3,010,003	30	69,235	-	(236,763)	(167,498)

Shares issued for services:
January, 2010	6,668	0	2,650			2,650
February, 2010	93,334	1	23,872			23,873
March, 2010	3,125,334	30	817,837			817,867

Shares issued, in advance of service period :
Unearned stock compensation				(817,840)		(817,840)
Stock compensation earned in period				272,613		272,613

Net Loss, June 30, 2010 (unaudited)					(342,653)	(342,653)

Balance, June 30, 2010	6,235,339	$ 61	$ 913,594	$ (545,227)	$ (579,416)	$ (210,988)

The accompanying notes are an integral part of these financial statements

IC Places, Inc.
(A Development Stage Company)
Statement of Cash Flows
			Mar 18, 2005
			(inception date)
	Jun 30, 2010	Jun 30, 2009	through
	(unaudited)	(unaudited)	Jun 30, 2010

Cast Flows from Operating Activities:
Net Loss from Operations	$ (342,653)	$ (30,241)	$ (579,416)

Adjustments to reconcile net loss to met cash provided by operating activities:
Depreciation	3,770	3,638	18,867
Stock Based Compensation	279,013	-	348,278
Stock Based Payments for Rents	729	-	729
Change in Derivative	(33)	-	(33)
Decreases (increases) in assets and liabilities:
Accounts Receivable	(2,100)	1,200	(2,100)
Accrued Liabilities	(8,563)	6,600	12,470
Net cash (used in) provided by operations	(69,837)	(18,803)	(201,205)

Cash Flows from Investing Activities:
Capital Expenditures	(2,406)	-	(25,939)
Net cash provided by (used in) investing activities	(2,406)	-	(25,939)

Cash Flows from Financing Activities:
Proceeds from notes and loans	50,000		50,000
Stockholder advances	18,628	17,589	173,765
Issuance of common stock	3,380	-	3,380
Net cash provided by (used in) investing activities	72,008	17,589	227,144

Net Increase (Decrease) in Cash	(235)	(1,214)	-

Cash, beginning of year	235	1,224	-

Cash, ending	$ -	$ 10	$ -

Supplemental Cash Flows:
Cash paid for interest	$ -	$ -	$ -
Cash paid for taxes	$ -	$ -	$ -

Non Cash Disclosures
Long-term lease paid with stock	$ 17,500	$ -	$ 17,500

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

2.            Summary of Significant Accounting Policies

The significant accounting policies followed are:

All adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three and six month periods ended June 30, 2010, 2009 and the period March 18, 2005 (date of inception) through June 30, 2010; (b) the financial position at June 30, 2010, and (c) cash flows for the six month periods ended June 30, 2010 and 2009, have been made.

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

The unaudited financial statement and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying unaudited financial statements should be read in conjunction with the financial statements for the years ended December 31, 2009 and 2008 and notes thereto in the Company’s annual report, filed as an exhibit with the Securities and Exchange Commission. Operating results for the three and six months ended June 30, 2010, 2009 and for the period March 18, 2005 (date of inception) to June 30, 2010 is not necessarily indicative of the results that may be expected for the entire year.

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

The majority of cash is maintained with a major financial institution in the United States.  Deposits with this bank may exceed the amount of insurance provided on such deposits.  Generally, these deposits may be redeemed on demand and, therefore, bear minimal risk.  The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

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

The costs of advertising are expensed as incurred.  Advertising expense was $0, $0 and $28,714 for the three and six months ended June 30, 2010, 2009 and for the period March 18, 2005 (date of inception) through June 30, 2010, respectively.

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

The Company incurred a net loss for the six months ended June 30, 2010 and accumulated significant losses for the period March 18, 2005 (date of inception) through the period ended June 30, 2010.  As of June 30, 2010 the Company had minimal cash with which to satisfy any future cash requirements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company depends upon capital to be derived from future financing activities such as subsequent offerings of its common stock or debt financing in order to operate and grow the business.  There can be no assurance that the Company will be successful in raising such capital.  The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company's business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to build and maintain websites and to provide services and support to its customers and users.  There may be other risks and circumstances that management may be unable to predict.

The unaudited financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

5.            Recently Issued Accounting Pronouncements

In June 2009, the FASB issued new accounting guidance that established the FASB Accounting Standards Codification (“Codification”), as the single source of authoritative GAAP to be applied by nongovernmental entities, except for the rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. This new guidance became effective for interim and annual periods ending after September 15, 2009. Other than the manner in which new accounting guidance is referenced, the Codification did not have an effect on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06 regarding fair value measurements and disclosures and improvement in the disclosure about fair value measurements. This ASU requires additional disclosures regarding significant transfers in and out of Levels 1 and 2 of fair value measurements, including a description of the reasons for the transfers.  Further, this ASU requires additional disclosures for the activity in Level 3 fair value measurements, requiring presentation of information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

In February 2010, the FASB issued ASU No. 2010-09 regarding subsequent events and amendments to certain recognition and disclosure requirements. Under this ASU, a public company that is a SEC filer, as defined, is not required to disclose the date through which subsequent events have been evaluated. This ASU is effective upon the issuance of this ASU. The adoption of this ASU did not have a material impact on our financial statements.

In April 2010, the FASB issued ASU No. 2010-18 regarding improving comparability by eliminating diversity in practice about the treatment of modifications of loans accounted for within pools under Subtopic 310-30 – Receivable – Loans and Debt Securities Acquired with Deteriorated Credit Quality (“Subtopic 310-30”). Furthermore, the amendments clarify guidance about maintaining the integrity of a pool as the unit of accounting for acquired loans with credit deterioration.  Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors. The amendments in this Update are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively. Early adoption is permitted. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

6.            Property and Equipment

Property and equipment consists of:	June 30, 2010	December 31, 2009
	(unaudited)	(audited)
Office Furniture	$229	$229
Computer Equipment	3,928	3,928
Software	21,782	19,376
	25,939	23,533
Less accumulated depreciation	18,867	15,097
Property and equipment, net	$7,072	$8,436

Depreciation of equipment was $1,951, $1,819, $3,770, $3,638 and $18,867 for the three and six months ended June 30, 2010, 2009 and for the period March 18, 2005 (date of inception) through June 30, 2010, respectively.

7.            Convertible Note Payable

On April 22, 2010 the Company received $50,000 cash, from an unrelated third party in exchange for a convertible promissory note at an annual interest rate of 8% on any unpaid principal and a maturity date of January 26, 2011.  A penalty interest rate will be in effect for any amount of principal or interest which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date.  The note is convertible at the option of the holder at any time during the lending period.  The note is convertible into common stock at a conversion price of the calculated average of the lowest three trading prices for the common stock during the ten trading day period prior to the date of the conversion notification.

The Company has recognized the derivative liability associated with this agreement and has revalued the beneficial conversion feature, classifying as a Derivative Liability.

8.            Income Tax

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

9            Equity

On June 11, 2010 the Board of Directors of the Company approved a reverse stock split, whereby one common share was issued for each thirty shares of common stock held (“30:1”).  The financial statements presented reflect the previously reported common shares and weighted average common shares, retroactively for comparative purposes.

The company has one class of stock, common.  Five Hundred Million (500,000,000) shares of stock are authorized by the company’s Amended Articles of Incorporation filed within the State of Delaware, at par value $.00001.

The Company issued 3,225,336 (96,760,000 pre-split) shares of common stock to consultants in the six months ended June 30, 2010, at a fair market value of $844,390.   Of the shares issued 3,125,334 (93,760,000 pre-split) common shares at a fair market value of $817,840 at the date of their granting, were issued to various consultants and service providers in advance of performance of their contractual obligations.  Shares issued during period for services to be unearned shares provided have been charged to a contra-equity account and will be ratably expensed, over the requisite service period, as the services are rendered (1 year).

The Company, pursuant to its 2010 Equity Compensation Plan, which has been approved by the Company’s Board of Directors, as filed with the Securities and Exchange Commission on February 26, 2010, will issue up to 25,000,000 shares of common stock.   The 2010 Equity Compensation Plan is hoped to further provide a method whereby the Company’s current employees and officers and non employee directors and consultants may be stimulated and allow the Company to secure and retain highly qualified employees, officers, directors and non employee directors and consultants

10.            Related Party Transactions

The majority shareholder has advanced funds, since inception, for the purpose of financing working capital and product development.  As of June 30, 2010, these advances amounted to $173,765. There are no repayment terms to this advance and the amount is payable upon demand.  In the absence of a formal agreement or stated interest rate, the Company is accruing interest at a minimal variable rate, currently 3%.  Management will adjust the rate according general interest rates and their effect on applicable federal rates.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

11.          Commitments and Contingencies

The Company has entered into agreement for office and studio space for a six year period, beginning in February 2010 and expiring in January 2016.

Future minimum lease payments for the years ended December 31,:

2010	$1,458
2011	2,917
2012	2,917
2013	2,917
2014	2,917
thereafter	2,917
$16,042

From time to time the Company may be a party to litigation matters involving claims against the Company.  Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of IC Places, Inc. for the period ended June 30, 2010 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

Financial information provided in this Form 10-Q for periods subsequent to June 30, 2010 is preliminary and remains subject to audit.. As such, this information is not final or complete, and remains subject to change, possibly materially.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company had $6,300, $178, $10,500, $178 and $19,493 from advertising revenue for the three and six month periods ended June 30, 2010,  2009 and for the period March 18, 2005 (date of inception) through June 30, 2010, respectively.  The Company has secured a contract for the commitment, at minimum, to distribute six program licenses:  "Instant Movie Reviews"," Instant DVD Reviews", "First Look"," Trailers"," IC Sports".

Operating expenses were $242,473, $25,111, $347,257, $30,419 and $591,430 for the three and six month periods ended June 30, 2010, 2009 and for the period March 18, 2005 (date of inception) through June 30, 2010, respectively.  Significant operating expenses were related to stock-based share payments.  Operating expenses were also related to the maintenance of the corporate entity, primarily accounting and legal fees. Expenses incurred in the development of the web-based search site are expensed as incurred.

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

At June 30, 2010 the Company did not have adequate cash resources to meet current obligations.  Management believes that financial support from the majority shareholder to pay minimal and necessary incurred expense will allow the Company to benefit from advertising revenue streams, currently in-place, to produce the anticipated cash flow necessary to support operations.

At June 30, 2010, the Company had negative working capital of approximately $218,000 as compared to negative $175,000 at December 31, 2009. Working capital as of both dates consisted entirely of cash, net of current liabilities; accordingly the Company does not anticipate being required to register pursuant to the Investment Company Act of 1940 and expects to be limited in its ability to invest in securities, other than cash equivalents and government securities, accordingly. There can be no assurances that any investment made by the Company will not result in losses.

At June 30, 2010, the Company has minimal cash and tangible assets, increasing accrued liabilities, negligible revenues, and a history of operating losses. The company plans to raise $1.2 Million dollars to launch its next phase of business and expenses associated with the next Phase are listed below. Absent an outside capital infusion, the Company will seek funding from traditional banking and other private sources. There are no assurances that any manner of securities offering (debt or equity) will be successful, and the Company’s revenues are inadequate to provide for the growth projected in this filing. We may be reliant on additional shareholder contributions, including from management, to continue operations. We are hopeful that the market awareness and financial transparency afforded through becoming a reporting company will assist us in procuring additional investment capital or loans.

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

With respect to the period ending June 30, 2010, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures,  as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based upon our evaluation regarding the period ending June 30, 2010, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

(b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the six month period ending June 30, 2010, the Company issued 3,125,336 (post reverse split) unregistered shares of its common stock.

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

                                                      IC PLACES, INC.

Date: August 5, 2010   By:        /s/ Steven Samblis

                                                      STEVEN SAMBLIS,
                                                      Chief Executive Officer
                                                      Chief Financial Officer