Form 10-Q
period 2010-09-30
IC Places, Inc.
filed 2010-11-12
CIK 1437596

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010.

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

The number of shares of the issuer’s common stock, par value $.00001 per share, outstanding as of October 12, 2010 was 9,701,412.

TABLE OF CONTENTS

Page
Part I. Financial Information	4

Item 1. Financial Statements.	4

Balance Sheets for the periods ending September 30, 2010 (unaudited) and December 31, 2009 (audited).	4

Statements of Operations for the three and nine month periods ending September 30, 2010 and 2009 (unaudited) and for the period March 18, 2005 (date of inception) through September 30, 2010 (unaudited).	5

Statement of Stockholders’ Deficit for the period March 18, 2005 (date of inception) through September 30, 2010 (unaudited)	6

Statements of Cash Flows for the nine month periods ending September 30, 2010 and 2009 (unaudited) and for the period March 18, 2005 (date of inception) through September 30, 2010 (unaudited).	7

Notes to Financial Statements (unaudited)	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	9
Item 3. Quantitative and Qualitative Disclosures About Market Risk.	12
Item 4. Controls and Procedures.	12
Item 4T. Controls and Procedures.	12

Part II. Other Information	13

Item 1. Legal Proceedings.	13
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	13
Item 3. Defaults Upon Senior Securities.	13
Item 4. Removed and Reserved.	14
Item 5. Other Information.	14
Item 6. Exhibits	14
Signatures	15

Part I.  Financial Information
Item 1.  Financial Statements.

IC Places, Inc.
(A Development Stage Company)
Balance Sheet

	September 30, 2010	December 31, 2009
	(unaudited)	(audited)
Current Assets
Cash	$ 154	$ 235
Accounts Receivable	2,718	-
Prepaid Expenses	15,313	-
total current assets	18,185	235

Property and Equipment	25,939	23,533
Accumulated Depreciation	(20,886)	(15,097)
	5,053	8,436

Total Assets	$ 23,238	$ 8,671

Liabilities and Stockholders' Equity
Current Liabilities
Accrued Liabilities	$ 14,015	$ 21,033
Convertible Note Payable	13,797	-
Derivative Liability	64,767	-
Advances from Stockholder	174,234	155,137
total current liabilities	266,813	176,170

Stockholders' Equity
Common Stock, $.00001 par value;
500,000,000 shares authorized;
9,701,412 and 3,010,003 shares outstanding	97	30
Additional Paid In Capital	972,404	69,234
Unearned Stock Based Compensation	(340,767)	-
Accumulated Deficit during the Development Stage	(875,309)	(236,763)
total stockholders' deficit	(243,575)	(167,499)
Total Liabilities and Stockholders' Equity	$ 23,238	$ 8,671

The accompanying notes are an integral part of these financial statements

Link to Table of Contents

IC Places, Inc.
(A Development Stage Company)
Statement of Operations
(unaudited)
					Mar 18, 2005
					(inception date)
	For the Three Months Ended		For the Nine Months Ended		through
	Sep 30, 2010	Sep 30, 2009	Sep 30, 2010	Sep 30, 2009	Sep 30, 2010

Revenues	$ 7,418	$ 1,206	$ 17,918	$ 1,384	$ 26,911

Operating Expenses
Programmer Expense	1,550	-	27,435	-	52,343
Advertising and Promotion	-	700	32	903	28,714
Selling Expense	12,079	110	27,649	8,040	57,066
Professional Fees	(1)	703	3,999	10,703	45,912
Communications	524	38	3,747	3,552	13,616
Administrative	20,033	1,182	35,797	6,316	60,819
Stock-Based Compensation	263,306	-	542,319	-	611,584
Depreciation	2,019	1,820	5,789	5,458	20,886
total operating expenses	299,510	4,553	646,767	34,972	890,940

Operating Loss	(292,092)	(3,347)	(628,849)	(33,588)	(864,029)

Other Income (Expense):
Interest	(5,204)	(775)	(11,133)	(775)	(12,716)
Change in Derivative	1,403	-	1,436	-	1,436

Net Loss before Income Taxes	(295,893)	(4,122)	(638,546)	(34,363)	(875,309)

Income Tax Provision (Benefit)	-	-	-	-	-

Net Loss	$ (295,893)	$ (4,122)	$ (638,546)	$ (34,363)	$ (875,309)

Earnings per share, basic and diluted	$ (0.03)	$ (0.00)	$ (0.10)	$ (0.01)
Weighted average shares outstanding	9,701,412	2,384,003	6,390,373	2,384,003

The accompanying notes are an integral part of these financial statements

Link to Table of Contents

IC Places, Inc.
(A Development Stage Company)
Statement of Stockholders' Deficit

			Additional	Unearned		Total
	Capital Stock		Paid In	Stock	Accum	Stkhldr’s
	Shares	Par Value	Capital	Compensation	Deficit	Deficit

Balance, March 18, 2005 (Date of Inception)	-	$ -	$ -	$ -	$ -	$ -

Stock-Based Compensation, March 18, 2005, par value	1,666,668	17	49,983			50,000

Net Loss, inception through December 31, 2006 (audited)				(65,600)	(65,600)	(65,600)

Balance, December 31, 2006	1,666,668	17	49,983	-	(65,600)	(15,600)

Net Loss, December 31, 2007					(18,160)	(18,160)

Balance, December 31, 2007	1,666,668	17	49,983	-	(83,760)	(33,760)

Acquisition for stock, January 15, 2008	717,335	7	208			215

Net Loss, December 31, 2008					(94,339)	(94,339)

Balance, December 31, 2008	2,384,003	24	50,191	-	(178,099)	(127,884)

Shares issued for services, December 2009	626,000	6	19,044			19,050

Net Loss, December 31, 2009					(58,664)	(58,664)

Balance, December 31, 2009	3,010,003	30	69,235	-	(236,763)	167,498)

Shares issued for services:
January, 2010	6,668	-	2,650			2,650
February, 2010	93,334	1	23,872			23,873
March, 2010	3,025,334	30	817,837			817,867
July, 2010 at $.033 per share	3,556,073	36	58,810			58,846

Shares issued, in advance of service :
Unearned stock compensation				(817,840)		(817,840)
Stock compensation earned				477,073		477,073

Net Loss, September 30, 2010 (unaudited)					(638,546)	(638,546)

Balance, September 30, 2010	9,691,412	$ 97	$ 972,404	$ (340,767)	$(875,309)	(243,575)

The accompanying notes are an integral part of these financial statements

IC Places, Inc.
(A Development Stage Company)
Statement of Cash Flows
			Mar 18, 2005
			(inception date)
	Sep 30, 2010	Sep 30, 2009	through
	(unaudited)	(unaudited)	Sep 30, 2010

Cast Flows from Operating Activities:
Net Loss from Operations	$ (638,546)	$ (34,363)	$ (875,309)

Adjustments to reconcile net loss to met cash provided by operating activities:
Depreciation	5,789	5,458	20,886
Stock Based Compensation	544,970	-	614,235
Stock Based Payments for Rents	2,187	-	2,187
Change in Derivative	(1,436)	-	(1,436)
Decreases (increases) in assets and liabilities:
Accounts Receivable	(2,718)	1,200	(2,718)
Accrued Liabilities	(7,018)	5,450	14,015
Net cash (used in) provided by operations	(96,772)	(22,255)	(228,140)

Cash Flows from Investing Activities:
Capital Expenditures	(2,406)	-	(25,939)
Net cash provided by (used in) investing activities	(2,406)	-	(25,939)

Cash Flows from Financing Activities:
Proceeds from notes and loans	80,000		80,000
Stockholder advances	19,097	21,104	174,234
Net cash provided by (used in) investing activities	99,097	21,104	254,233

Net Increase (Decrease) in Cash	(81)	(1,151)	154
Cash, beginning of year	235	1,224	-
Cash, ending	$ 154	$ 73	$ 154

Supplemental Cash Flows:
Cash paid for interest	$ -	$ -	$ -
Cash paid for taxes	$ -	$ -	$ -

Non Cash Disclosures
Long-term lease paid with stock	$ 17,500	$ -	$ 17,500

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

2.            Summary of Significant Accounting Policies

The significant accounting policies followed are:

All adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three and nine month periods ended September 30, 2010, 2009 and the period March 18, 2005 (date of inception) through September 30, 2010; (b) the financial position at September 30, 2010, and (c) cash flows for the nine month periods ended September 30, 2010 and 2009, have been made.

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

The unaudited financial statement and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying unaudited financial statements should be read in conjunction with the financial statements for the years ended December 31, 2009 and 2008 and notes thereto in the Company’s annual report, filed as an exhibit with the Securities and Exchange Commission. Operating results for the three and nine months ended September 30, 2010, 2009 and for the period March 18, 2005 (date of inception) to September 30, 2010 is not necessarily indicative of the results that may be expected for the entire year.

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

The Company’s balance sheets include the following financial instruments: cash, accounts receivable, accrued liabilities, notes payable and amounts due to stockholder. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

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

Accounts receivable consist of amounts due for advertising, based on referral or license agreements.   Advertising revenue is recognized when businesses place advertisements on the IC Places website or through banner ads or upon a customer's purchase of partner offerings originated from links through the company website.   An allowance for doubtful accounts is considered to be established for any amounts that may not be recoverable, which is based on an analysis of the Company’s customer credit worthiness, and current economic trends.  Based on management’s review of accounts receivable, no allowance for doubtful accounts was considered necessary.   Receivables are determined to be past due, based on payment terms of original invoices.  The Company does not typically charge interest on past due receivables.

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

The costs of advertising are expensed as incurred.  Advertising expense was $0, $0 and $28,714 for the three and nine months ended September 30, 2010, 2009 and for the period March 18, 2005 (date of inception) through September 30, 2010, respectively.

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

The Company incurred a net loss for the nine months ended September 30, 2010 and accumulated significant losses for the period March 18, 2005 (date of inception) through the period ended September 30, 2010.  As of September 30, 2010 the Company had minimal cash with which to satisfy any future cash requirements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company depends upon capital to be derived from future financing activities such as subsequent offerings of its common stock or debt financing in order to operate and grow the business.  There can be no assurance that the Company will be successful in raising such capital.  The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company's business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to build and maintain websites and to provide services and support to its customers and users.  There may be other risks and circumstances that management may be unable to predict.

The unaudited financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

5.            Recently Issued Accounting Pronouncements

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures ("ASU 2010-06"). This standard updates FASB ASC 820, Fair Value Measurements ("ASC 820"). ASU 2010-06 requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The standard is effective for interim and annual reporting periods beginning after December 15, 2009 except for the disclosures about purchases, sales, issuances and settlements which is effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company has adopted ASU 2010-06; the adoption did not have a material impact on the financial statements.

In March 2010, the FASB issued ASU No. 2010-11, Derivatives and Hedging (Topic 815)-Scope Exception Related to Embedded Credit Derivatives.  The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010.  Early adoption is permitted at the beginning of each entity's first fiscal quarter beginning after issuance of this Update.  The company does not expect the provisions of ASU 2010-11 to have a material effect on the financial position, results of operations or cash flows of the company.

In April 2010, the FASB issued ASU No. 2010-13, Compensation-Stock Compensation (Topic 718)-Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  Earlier application is permitted.  The company does not expect the provisions of ASU 2010-13 to have a material effect on the financial position, results of operations or cash flows of the company.

In April 2010, the FASB issued ASU No. 2010-12, Income Taxes (Topic 740)-Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts.  After consultation with the FASB, the SEC stated that it “would not object to a registrant incorporating the effects of the Health Care and Education Reconciliation Act of 2010 when accounting for the Patient Protection and Affordable Care Act”. The company does not expect the provisions of ASU 2010-12 to have a material effect on the financial position, results of operations or cash flows of the company.

Other recent accounting pronouncements issued by the FASB (including its EITF), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

6.            Property and Equipment

Property and equipment consists of:	September 30, 2010	December 31, 2009
	(unaudited)	(audited)
Office Furniture	$229	$229
Computer Equipment	3,928	3,928
Software	21,782	19,376
	25,939	23,533
Less accumulated depreciation	20,886	15,097
Property and equipment, net	$5,053	$8,436

Depreciation of equipment was $2,019, $1,820, $5,789, $5,458 and $20,886 for the three and nine months ended September 30, 2010, 2009 and for the period March 18, 2005 (date of inception) through September 30, 2010, respectively.

7.            Convertible Note Payable

The Company received $80,000 cash ($50,000 on April 22, 2010 and $30,000 on July 23, 2010), from an unrelated third party in exchange for a convertible promissory notes at an annual interest rate of 8% on any unpaid principal and a maturity date of nine months (January 26, 2011 and April 27, 2011).  A penalty interest rate will be in effect for any amount of principal or interest which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date.  The note is convertible at the option of the holder at any time during the lending period.  The note is convertible into common stock at a conversion price of the calculated average of the lowest three trading prices for the common stock during the ten trading day period prior to the date of the conversion notification.

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

The Company issued 6,681,409 shares of common stock to consultants in the nine months ended September 30, 2010, at a fair market value of $903,236.   Of the shares issued 3,125,334 common shares at a fair market value of $817,840 at the date of their granting, were issued to various consultants and service providers in advance of performance of their contractual obligations.  Shares issued during period in advance of services (unearned)to be provided have been charged to a contra-equity account and will be ratably expensed, over the requisite service period, as the services are rendered (one year).

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

The majority shareholder has advanced funds, since inception, for the purpose of financing working capital and product development.  As of September 30, 2010, these advances amounted to $174,234. There are no repayment terms to this advance and the amount is payable upon demand.  In the absence of a formal agreement or stated interest rate, the Company is accruing interest at a minimal variable rate, currently 3%.  Management will periodically adjust the rate recognized, following guidelines of applicable federal rates of interest.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

11.          Commitments and Contingencies

The Company has entered into agreement for office and studio space for a six year period, beginning in February 2010 and expiring in January 2016.

Future minimum lease payments for the years ended December 31,:

2010	$728
2011	2,917
2012	2,917
2013	2,917
2014	2,917
thereafter	2,917
$15,313

From time to time the Company may be a party to litigation matters involving claims against the Company.  Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

Link to Table of Contents

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of IC Places, Inc. for the period ended September 30, 2010 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

Financial information provided in this Form 10-Q for periods subsequent to September 30, 2010 is preliminary and remains subject to audit.. As such, this information is not final or complete, and remains subject to change, possibly materially.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company had $7,418, $1,206, $17,918, $1,384 and $26,911 from advertising revenue for the three and nine month periods ended September 30, 2010,  2009 and for the period March 18, 2005 (date of inception) through September 30, 2010, respectively.  The Company has secured a contract for the commitment, at minimum, to distribute six program licenses:  "Instant Movie Reviews"," Instant DVD Reviews", "First Look"," Trailers"," IC Sports".

Operating expenses were $299,510, $4,553, $646,767, $34,972 and $890,540 for the three and nine month periods ended September 30, 2010, 2009 and for the period March 18, 2005 (date of inception) through September 30, 2010, respectively.  Significant operating expenses were related to stock-based share payments.  Operating expenses were also related to the maintenance of the corporate entity, primarily accounting and legal fees. Expenses incurred in the development of the web-based search site are expensed as incurred.

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

At September 30, 2010 the Company did not have adequate cash resources to meet current obligations.  Management believes that financial support from the majority shareholder to pay minimal and necessary incurred expense will allow the Company to benefit from advertising revenue streams, currently in-place, to produce the anticipated cash flow necessary to support operations.

At September 30, 2010, the Company had negative working capital of approximately $248,000 as compared to negative $175,000 at December 31, 2009. Working capital as of both dates consisted entirely of cash, net of current liabilities; accordingly the Company does not anticipate being required to register pursuant to the Investment Company Act of 1940 and expects to be limited in its ability to invest in securities, other than cash equivalents and government securities, accordingly. There can be no assurances that any investment made by the Company will not result in losses.

At September 30, 2010, the Company has minimal cash and tangible assets, increasing accrued liabilities, negligible revenues, and a history of operating losses. The company plans to raise $1.2 Million dollars to launch its next phase of business and expenses associated with the next Phase are listed below. Absent an outside capital infusion, the Company will seek funding from traditional banking and other private sources. There are no assurances that any manner of securities offering (debt or equity) will be successful, and the Company’s revenues are inadequate to provide for the growth projected in this filing. We may be reliant on additional shareholder contributions, including from management, to continue operations. We are hopeful that the market awareness and financial transparency afforded through becoming a reporting company will assist us in procuring additional investment capital or loans.

As reflected in the audited financial statements, as of December 31, 2009, our auditor’s report included an explanatory paragraph concerns that raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to become profitable and or attain funding through additional sale of common stock or debt financing.  During the period of this report, the Company has attained bank funding, in the amount of $80,000, which is anticipated to satisfy expenses for the current year.  The unaudited financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

With respect to the period ending September 30, 2010, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures,  as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based upon our evaluation regarding the period ending September 30, 2010, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

(b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Link to Table of Contents

Part II.  Other Information

Item 1.  Legal Proceedings.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine month period ending September 30, 2010, the Company issued 6,681,409 unregistered shares of its common stock.

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

(b)           Financial Statements                                                                                                                 Filed Herewith

(c)           Exhibits required by Item 601, Regulation SB;

(3.0)            Articles of Incorporation

(3.1)            Articles of Incorporation                                                                                       See Exhibit Key

(3.2)            Bylaws                                                                                                                      See Exhibit Key

(11.0)           Statement re:  computation of per share                                                            Note C to Financial Stmts.
     earnings

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

                                                      IC PLACES, INC.

Date: October 12, 2010              By:  /s/ Steven Samblis

                                                      STEVEN SAMBLIS,
                                                      Chief Executive Officer
                                                      Chief Financial Officer