Form 10-K
period 2010-12-31
IC Places, Inc.
filed 2011-03-29
CIK 1437596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-K
______________

X	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No.000-53278

IC PLACES, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	42-1662836
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1211 Orange Ave. Suite 300, Winter Park, FL	32789
(Address of principal executive offices)	(Zip Code)

5428 S. Bracken Court, Winter Park, Florida32792
(Former name, former address, if changed since last report)

407-442-0309
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.  Yes XX  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes XX  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer __	Accelerated filer __
Non-accelerated filer __ (Do not check if a smaller reporting company)	Smaller reporting company XX

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes    No X

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2010: $1,306,000

Number of the issuer’s Common Stock outstanding as of March 29, 2011:  16,959,147

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (Check One): Yes   No XX

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

Brand Impact & Awareness
Brand Endorsement
Brand Interaction, Education, & Favorability
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

IC Places was incorporated on March 18, 2005, and is still a development stage company with no revenues. For the years ended December 31, 2010, 2009 and the period of March 18, 2005 (date of inception) through December 31, 2010, net losses were approximately $880,953, $58,664, and $1,117,716, respectively.  We expect to experience fluctuations in future quarterly and annual operating results that may be caused by many factors, including:

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

Our bylaws require that we indemnify and hold harmless our officers and directors, to the fullest extent permitted by law, from certain claims, liabilities and expenses under certain circumstances and subject to certain limitations and the provisions of Delaware law. Under Delaware law, a corporation may indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative (other than an action by or in the right of the corporation) by reason of the fact that he is or was a director, officer, employee or agent of the corporation, against expenses, attorney’s fees, judgments, fines and amounts paid in settlement, actually and reasonably incurred by him in connection with an action, suit or proceeding if the person acted in good faith and in a manner reasonably believed to be in or not opposed to the best interests of the corporation.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.      PROPERTIES

Currently all staff are home-based with the majority of IT staff based in Montana.  Management is in Orlando.   The Orlando office is located in an executive suite, suitable for corporate administration.

IC Places has, through the use of internationally placed web servers handling the email system and a proprietary VOIP phone system, created an efficient and reliable communication system which is utilized fully.

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

ITEM 4.      SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders during the year ending December 31, 2010 that were not reported in a current report on Form 8-K.

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

At the present time we have no outstanding options or warrants to purchase securities convertible into common stock.

Price Range of Common Stock

Our Common Stock is quoted on the over-the-counter Pink Sheets LLC electronic quotation service under the symbol “ICPA.PK.”

	High*		Low*
Fiscal Year 2010
First quarter ended March 31, 2010		$.02		$.01
Second quarter ended June 30, 2010		$.40		$.04
Third quarter ended September 30, 2010		$.06		$.06
Fourth quarter ended December 31, 2010		$.04		$.04
Fiscal Year 2009
First quarter ended March 31, 2009		$.15		$.00
Second quarter ended June 30, 2009		$.20	$	. 01
Third quarter ended September 30, 2009		$.22		$.01
Fourth quarter ended December 31, 2009		$.30		$.00

*Reflects effect of reverse split (1:30) on June 11, 2010.

Approximate Number of Equity Security Holders

On December 31, 2010 the Company's common stock had a closing price quotation of $.0365.   As of December 31, 2010, there were approximately 228 certificate holders of record of the Company’s common stock.

Dividends

We have not declared or paid cash dividends on our common stock.

Stock Option Grants

The Company, pursuant to its 2010 Equity Compensation Plan, which has been approved by the Company’s Board of Directors, as filed with the Securities and Exchange Commission on February 26, 2010, will issue up to 25,000,000 shares of common stock.   The 2010 Equity Compensation Plan is hoped to further provide a method whereby the Company’s current employees and officers and non-employee directors and consultants may be stimulated and allow the Company to secure and retain highly qualified employees, officers, directors and non-employee directors and consultants.  No stock options have been issued as of December 31, 2010.

Registration Rights

We have not granted registration rights to the selling shareholders or to any other persons.

ITEM 6.      SELECTED FINANCIAL DATA

The selected financial data, below, should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included in this Annual Report on Form 10-K.

The selected financial data set forth below as of December 31, 2010 and 2009 and for the years then ended are derived from our audited financial statements included in this Annual Report on Form 10-K. All other selected financial data set forth below is derived from our audited financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our results of operations to be expected in the future.

Selected Financial Information:
	For the Year Ended December 31,
	2010	2009

Revenues	$24,411	$7,763
Net Loss	(880,953)	(58,664)
Earnings per share, basic and diluted	(0.11)	(0.02)

Total Assets	$59,916	$8,671
Total Liabilities	198,438	176,170
Total Equity (Deficit)	(138,522)	(167,499)
Working Capital	(145,755)	(175,935)

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

Start-up Requirements:

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

Market Penetration:

Our initial plan is to have an active sales agent in each of our listed markets. The best way to have knowledge of the individual markets is to hire agents that have a strong familiarity of their selling area. In our hiring practices we will be looking for agents that not only have B2B sales experience but also know their market. As we build out our advertising client base in each market, we will consolidate geographic areas as the markets demand. We are looking at having sales agents in a minimum of 85% our selling cities by the end of Q2 of 2011.

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

To aid in client retention we intend to roll out our customer service group by Q2 of 2011. The requirement of this group will be to contact each client on a quarterly basis and give them new information on upcoming changes with IC Places and to help bring value to their individual adverting. The customer service group will pull up each site as they speak with the clients and be available to make changes or recommendations on how to add value to the information that is posted. They will also be attentive to the clients’ concerns and use this information to be sure that we are properly serving our clients’ needs to help with client retention. This group will also aid in pulling some of the responsibilities from the sales agents so that they will be able to remain focused on client accusation and not having to spend all of their time on customer service issues. The head count for this group will be adjusted to meet the needs of our company.

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

Results of Operations

For the years ended December 31, 2010 and 2009

Revenues

For the years ended December 31, 2010, 2009 and the period of March 18, 2005 (date of inception) through December 31, 2010, we generated revenues of $24,411, $7,763 and $33,404, respectively.  Revenue was generated from advertising revenue.   The increase was from our initial development efforts.  Subsequent to the year we established our first monthly revenue contract for movie reviews.

Operating Expenses

Operating costs were incurred in the amount of $885,149, $64,844, and $1,129,322 for the years ended December 31, 2010, 2009, and for the period March 18, 2005 (date of inception) through December 31, 2010, respectively.   The increase was attributable to stock-based compensation expenses of $756,930.  Additionally, we have increased our marketing  expenses with the event of our first sales contract, we anticipate greater viewership, therefore, will increase our advertisement placement costs in the future.

Net Loss

The Company recognized net losses of $880,953 , $58,644, and $1,117,716 for the years ended December 31, 2010 and 2009 and for the period March 18, 2005 (date of inception) through December 31, 2010, respectively.  The decreased loss in 2009 was due primarily to the decrease in advertising and promotion spending.  At this time, normal costs of public filing and increasing advertising efforts will continue and it is not known when significant revenues will occur to off-set these expenses.

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

At December 31, 2010 the Company did not have adequate cash resources to meet current obligations.  Management believes that financial support from the majority shareholder to pay minimal and necessary incurred expense will allow the Company to benefit from advertising revenue streams, currently in-place, to produce the anticipated cash flow necessary to support operations.

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

Management will only consider these options where it believes the result would be to increase shareholder value while continuing the viability of the company.   At the current time, there have been no planned commitments to any independent considerations mentioned above.

Subsequent Events

None

Critical Accounting Policies

The Company’s significant accounting policies are presented in the Company’s notes to financial statements for the period ended December 31, 2010 and 2009, which are contained in this filing, the Company’s 2010 Annual Report on Form 10-K. The significant accounting policies that are most critical and aid in fully understanding and evaluating the reported financial results include the following:

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

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

IC Places, Inc.
(A Development Stage Company)

As of December 31, 2010 and 2009 and
for the years ended December 31, 2010, 2009 and for the
period March 18, 2005 (date of inception) through December 31, 2010

Randall N. Drake, C.P.A., P.A.
1981 Promenade Way
Clearwater, FL  33760
727.536.4863
Randall@RDrakeCPA.com

Report of Independent Registered Public Accounting Firm

Board of Directors
IC Places, Inc.
Orlando, FL

We have audited the accompanying balance sheets of IC Places, Inc. as of December 31, 2010 and 2009 and the related statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2010, 2009 and the period from March 18, 2005 (date of inception) through December 31, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009 and the results of its operations and its cash flows for the years ended December 31, 2010, 2009 and for the period March 18, 2005 (date of inception) through December 31, 2010 in conformity with accounting principles generally accepted in the United States of America

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has incurred recurring net losses, resulting in negative cash flows and negative working capital.   There are limited financial assets in which to satisfy any future cash requirements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Randall N. Drake, CPA PA
Clearwater, Florida
March 29, 2011

IC Places, Inc.
(A Development Stage Company)
Balance Sheet

	As of December 31,	2010	2009

Current Assets
Cash		$-	$235
Accounts Receivable		2,100	-
Prepaid Expenses		50,583
Total Current Assets		52,683	235

Property and Equipment		30,240	23,533
Accumulated Depreciation		(23,007)	(15,097)
		7,233	8,436
Total Assets		$59,916	$8,671

Liabilities and Stockholders' Equity
Current Liabilities
Accrued Liabilities		$18,753	$21,033
Derivative Liability		77,373	-
Advances from Stockholder		102,312	155,137
Total Current Liabilities		198,438	176,170

Stockholders' Equity
Common Stock, $.00001 par value;
500,000,000 shares authorized;
16,959,147 and 3,010,003 shares outstanding		170	30
Additional Paid In Capital		1,115,331	69,235
Unearned Stock Based Compensation		(136,307)	-
Accumulated Deficit during the Development Stage		(1,117,415)	(236,764)
Total Stockholders' Deficit		(138,522	(167,499)

Total Liabilities and Stockholders' Equity		$59,916	$8,671

The accompanying notes are an integral part of these financial statements

IC Places, Inc.
(A Development Stage Company)
Statement of Operations
(audited)

	For the Year Ended December 31,	through	March 18, 2005 (inception date)
	2010	2009	December 31, 2010

Revenues	$24,411	$7,763	$33,404

Operating Expenses
Programmer Expense	34,945	-	59,853
Advertising and Promotion	32	903	28,714
Selling Expense	34,183	8,806	63,600
Professional Fees	10,200	16,150	52,113
Communications	5,451	3,499	15,320
Administrative	35,498	9,158	60,520
Stock-Based Compensation	756,930	19,050	826,195
Depreciation	7,910	7,278	23,007
total operating expenses	885,149	64,844	1,129,322

Operating Loss	(860,738)	(57,081)	(1,095,918)

Other Income (Expense):
Interest	(13,342)	(1,583)	(14,925)
Change in Derivative	(6,873)	-	(6,873)

Net Loss before Income Taxes	(880,953)	(58,664)	(1,117,716)

Income Tax Provision (Benefit)	-	-	-

Net Loss	$(880,953)	$(58,664)	$(1,117,716)

Earnings per share, basic and diluted	$(0.11)	$(0.02)
Weighted average shares outstanding	7,697,010	2,411,444

The accompanying notes are an integral part of these financial statements

IC Places, Inc.
(A Development Stage Company)
Statement of Stockholders' Deficit

	Capital Stock* Shares	Paid In Par Value	Additional Stock Capital	Unearned Accumulated Compensation	Stockholders' Deficit	Total Deficit

Balance, March 18, 2005 (Date of Inception)	-	-	-	-	-	-

Stock-Based Compensation, March 18, 2005, par value	1,666,668	17	49,983			50,000

Net Loss, date of inception through December 31, 2006				(65,600)	(65,600)	(65,600)

Balance, December 31, 2006	1,666,668	17	49,983	-	(65,600)	(15,600)

Net Loss, December 31, 2007					(18,160)	(18,160)

Balance, December 31, 2007	1,666,668	17	49,983	-	(83,760)	(33,760)

Acquisition for stock, January 15, 2008	717,335	7	207			214

Net Loss, December 31, 2008					(94,339)	(94,339)

Balance, December 31, 2008	2,384,003	24	50,190	-	(178,099)	(127,885)

Shares issued for services, December 2009	626,000	6	19,044			19,050

Net Loss, December 31, 2009					(58,664)	(58,664)

Balance, December 31, 2009	3,010,003	30	69,234	-	(236,763)	(167,499)

Shares issued for services:
January, 2010 at $.3974 per share	6,668	-	2,650			2,650
February, 2010 at $.2558 per share	93,334	1	23,873			23,874
March, 2010 at $.2703	3,025,334	30	817,837			817,867
July, 2010 at $.033 per share	3,556,073	36	58,810			58,846
November 2010, $.025	300,000	3	7,497			7,500
December 2010, $.018	2,000,000	20	35,980			36,000

Shares issued, in advance of service period :						-
Unearned stock compensation				(817,840)		(817,840)
Stock compensation earned in period				681,533		681,533

Debt converted to shares:
Shareholder, December 2010, $.0175	4,000,000	40	69,960			70,000
Noteholder, November 2010, $.0308	957,735	10	29,490			29,500

Net Loss, December 31, 2010					(880,953)	(880,953)

Balance, December 31, 2010	16,949,147	$ 170	$1,115,331	$ (136,307)	$(1,117,716)	$(138,522)

The accompanying notes are an integral part of these financial statements

*All shares restated to reflect reverse stock split (1:30) effective June 11, 2010.

IC Places, Inc.
(A Development Stage Company)
Statement of Cash Flows
			Mar 18, 2005
		(inception date)
	Dec 31, 2010	Dec 31, 2009	through
	(audited)	(audited)	Dec 31, 2010

Cast Flows from Operating Activities:
Net Loss from Operations	$ (880,952)	$ (58,664)	$ (1,105,046)

Adjustments to reconcile net loss to meet cash provided by operating activities:
Depreciation	7,910	7,278	23,007
Stock Based Compensation	756,930	19,050	775,980
Stock Based Payments for Rents	2,917	-	2,917
Change in Derivative	6,873	-	6,873
Decreases (increases) in assets and liabilities:
Accounts Receivable	(2,100)	1,200	(2,100)
Accrued Liabilities	(2,280)	13,936	18,753
Net cash (used in) provided by operations	(110,702)	(17,200)	(279,616)

Cash Flows from Investing Activities:
Capital Expenditures	(6,707)	-	(30,240)
Net cash provided by (used in) investing activities	(6,707)	-	(30,240)

Cash Flows from Financing Activities:
Proceeds from notes and loans	100,000	-	100,000
Stockholder advances	17,175	16,211	178,907
Issuance of common stock	(1)	-	49,999
Net cash provided by (used in) investing activities	117,174	16,211	309,856
Net Increase (Decrease) in Cash	(235)	(989)	-
Cash, beginning of year	235	1,224	-

Cash, ending	$ -	$ 235	$ -

Supplemental Cash Flows:
Cash paid for interest	$ -	$ -	$ -
Cash paid for taxes	$ -	$ -	$ -

Non Cash Disclosures
Long-term lease paid with stock	$ 17,500	$ -	$ 17,500
Conversion of debt to equity	$ 29,500	$ -	$ 29,500
Conversion of shareholder debt to equity	$ 70,000	$ -	$ 70,000

The accompanying notes are an integral part of these financial statements

IC Places, Inc.
(A Development Stage Company)
Notes to the Financial Statements

 1.                       Background Information

IC Places, Inc. ("The Company") was formed on March 18, 2005 as a Delaware Corporation and is based in Winter Springs, Florida.  The Company engages in the ownership and operation of a network of city-based websites for use by business and vacation travelers as well as local individuals.  The Company’s websites provide local information about hotels, restaurant dining, golf courses, discount event tickets, discount car rentals, discount airfare, and attraction tickets.

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

Property and equipment is stated at cost.  Depreciation is computed by the straight-line method over estimated useful lives (3-7 years).   The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of property and equipment existed at December 31, 2010.

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

The costs of advertising are expensed as incurred.  Advertising expense was $32, $903 and $28,714 for the years ended December 31, 2010, 2009 and for the period March 18, 2005 (date of inception) through December 31, 2010, respectively.

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

The Company incurred a net loss for the years ended December 31, 2010 and accumulated significant losses, in the amount of $1,117,716, for the period March 18, 2005 (date of inception) through the period ended December 31, 2010.  As of December 31, 2010 the Company had minimal cash with which to satisfy current obligations and any future cash requirements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company depends upon capital to be derived from future financing activities such as subsequent offerings of its common stock or debt financing in order to operate and grow the business.  There can be no assurance that the Company will be successful in raising such capital.  The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company's business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to build and maintain websites and to provide services and support to its customers and users.  There may be other risks and circumstances that management may be unable to predict.

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

6.            Equipment

Equipment consists of:

	2010	2009
Office Furniture	$229	$229
Computer Equipment	3,928	3,928
Software	26,083	19,376
	30,240	23,533
Less accumulated depreciation	23,007	15,097
Property and equipment, net	$7,233	$8,436

Depreciation of equipment was $7,910, $7,278 and $23,007 for the years ended December 31, 2010, 2009 and for the period March 18, 2005 (date of inception) through December 31, 2010, respectively.

7.            Convertible Note Payable

The Company received $100,000 cash ($50,000 on April 22, 2010, $30,000 on July 23, 2010, and $20,000 on November 10, 2010), from an unrelated third party in exchange for a convertible promissory notes at an annual interest rate of 8% on any unpaid principal and a maturity date of nine months (January 26, 2011, April 27, 2011, and August 10, 2011).  A penalty interest rate will be in effect for any amount of principal or interest which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date.  The note is convertible at the option of the holder at any time during the lending period.  The note is convertible into common stock at a conversion price of the calculated average of the lowest three trading prices for the common stock during the ten trading day period prior to the date of the conversion notification.   As of December 31, 2010, $29,500 of these notes was converted into 957,735common shares.

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

9.            Equity

The company has one class of stock, common stock.  Five Hundred Million (500,000,000) shares of stock are authorized by the company’s Amended Articles of Incorporation filed within the State of Delaware, par value $.00001, as amended for the 1:10 reverse stock split effective in 2007.

On June 11, 2010 the Board of Directors of the Company approved a reverse stock split, whereby one common share was issued for each thirty shares of common stock held (“1:30”).  The financial statements presented reflect the previously reported common shares and weighted average common shares, retroactively for comparative purposes.

The Company issued 8,981,409 shares of common stock to consultants and service providers during the year ended December 31, 2010, at a fair market value of $946,737.   Of the common shares issued 3,025,334 common shares at a fair market value of $817,867 at the date of their granting, were issued to various consultants and service providers in advance of performance of their contractual obligations.  Shares issued during period in advance of services (unearned) to be provided have been charged to a contra-equity account and will be ratably expensed, over the requisite service period, as the services are rendered (one year).

The majority shareholder converted $70,000 of debt payable for 4,000,000 shares of common stock, at the current fair market value of approximately $.0175 per share.

The Company, pursuant to its 2010 Equity Compensation Plan, which has been approved by the Company’s Board of Directors, as filed with the Securities and Exchange Commission on February 26, 2010, will issue up to 25,000,000 shares of common stock.   The 2010 Equity Compensation Plan is hoped to further provide a method whereby the Company’s current employees and officers and non-employee directors and consultants may be stimulated and allow the Company to secure and retain highly qualified employees, officers, directors and non-employee directors and consultants

10.            Related Party Transactions

Since inception the majority shareholder has made advances for working capital and development purposes in the amount of $102,631 and $155,137 for the years ended December 31, 2010 and 2009, respectively.   The advances have no stated interest with no repayment terms and the amount is payable upon demand.  The Company is accruing interest at the applicable federal rate, approximately 2%, for the purpose of recognizing the imputed interest value.  During the year the majority shareholder converted $70,000 of debt into common stock.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

11.Commitments and Contingencies

The Company has entered into agreement for office and studio space for a six year period, beginning in February 2010 and expiring in January 2016.

Future minimum lease payments for the years ended December 31,:

2011	$2,917
2012	2,917
2013	2,917
2014	2,917
2015	2,917
thereafter	2,917
$14,585

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

ITEM 9A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and acting Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending December 31, 2010 covered by this Annual Report on Form 10-K. Based upon such evaluation, the Chief Executive Officer and acting Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer and acting Chief Financial Officer does not relate to reporting periods after December 31, 2010.

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

Management, under the supervision of the Company’s Chief Executive Officer and acting Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2010 under the criteria set forth in the in Internal Control—Integrated Framework.

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

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2010, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Name	Position	Period	Age
----------------------	--------------------------	---------------	----------
Steven Samblis 1211 Orange Ave. Suite 300 Winter Park, Florida 32789	President, Chief Executive Officer and Chairman	Sept 2003 - Present	49
Shawn Conti 3111 W De Leon #8 Tampa FL 33609	Secretary, Treasurer and Director	Jan 2007 - Present	30
Luke Martin 502 W. Babcock Bozeman, MT 59715	Chief Technology Officer	Jan 2008 - Present	32
Peter Messineo 1982 Otter Way Palm Harbor, FL 34685	Chief Financial Officer	February 2010 – Present	50

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Management Team

Steve Samblis, President, CEO and Chairman of the Board
Mr. Samblis is the founder of IC Places and has been dedicating significant time, commencing in 2002, in the development and execution of its plan of operations.  Prior to IC Places, Inc, Mr. Samblis worked several years as a stock broker. He also consulted with the Michigan Senate in regards to securities legislation. During his period as a stockbroker, he founded a company that produced and marketed audio programs. Steve co-hosted “The World’s Most Powerful Marketing Tool” with author Mark Victor Hansen of “Chicken Soup For The Soul” fame. Returning to the brokerage industry, Steve worked in the area of IPO Analysis. In this position he was quoted in over 200 magazines, ranging from “Time” to “The Wall Street Journal”.  Later Steve hosted the Investor’s Institute, a TV show which aired nationally. During the show Steve toured the U.S. and delivered seminars teaching people about IPOs.

Luke Martin: Chief Technical Officer
Luke Martin has an extensive background in web development and economic analysis. Luke has a Master’s degree in Economics and has spent considerable time developing advanced trading applications for commodity brokers and producers. Luke’s programming knowledge, combined with his business education and experience allows him to smoothly liaison between business/marketing departments and tech departments. During the period 2007 through the date of merger with IC Places, Luke created Bridger Web, a web development company that supports the needs of data dependent companies. IC Places acquired the assets of Bridger Web in a stock swap. IC Places then dissolved Bridger Web and absorbed its operations and assets into the daily operations of IC Places. Prior to Bridger Web, Luke was Director of New Product Development for Cash Grain Bids from January 2004 through January 2007.  Additionally, from February 2003 through January 2004 Luke was a Small Business Development Advisor for the Peace Corps Morocco.

Shawn Conti: Secretary, Treasurer, Business Development Officer
Shawn Conti earned a BS in Economics from the Richard T. Farmer School of Business at Miami University in Oxford, OH. Shawn currently resides in Tampa, FL and is active in commercial real estate development and leasing. Shawn specializes in retail real estate and has worked with the nation's largest retail developers and Real Estate Investment Trusts. Shawn is a Member of the International Council of Shopping Centers (ICSC), ICSC Next Generation, a Licensed Florida Real Estate Broker and is a candidate for the prestigious CCIM designation. In 2008 Real Estate Florida magazine named Shawn to its 30 under 30 list, which honors the most successful commercial real estate professionals under the age of 30.

Peter Messineo:  Chief Financial Officer.
Mr. Messineo is a CPA in Florida and New York and has over 25 years of accounting experience in public accounting practice, consulting and private industry.   His public accounting experience has been with national and regional CPA firms servicing a broad based clientele including software, manufacturing firms, distribution companies, and various service industry companies. Consulting experience has been with an international consulting firm servicing multi-billion dollar clients, in the capacity of financial support and reporting and with personal clients in the capacity as an intermediary compiling annual and quarterly filings required of the Securities and Exchange Commission.  Peter received his degree in accounting from Pace University in New York and his Master’s in Business Administration in Finance from Long Island University.

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

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended July 31, 2009 and 2008 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and principal position(1)	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Comp ($)	Non-Qualified Deferred Comp Earnings ($)	All Other Comp ($)	Total ($)
Steven Samblis, President, Chief Executive Officer and Chairman	2010 2009 2008 2007	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-

Shawn Conti, Secretary, Treasurer and Director	2010 2009 2008 2007	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-

Luke Martin, Chief Technology Officer	2010 2009 2008 2007	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-

Peter Messineo, Chief Financial Officer	2010 2009 2008 2007	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- 1500 1500 -0-	-0- 1500 1500 -0-
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

Stock Option Grants

The Company, pursuant to its 2010 Equity Compensation Plan, which has been approved by the Company’s Board of Directors, as filed with the Securities and Exchange Commission on February 26, 2010, will issue up to 25,000,000 shares of common stock.   The 2010 Equity Compensation Plan is hoped to further provide a method whereby the Company’s current employees and officers and non-employee directors and consultants may be stimulated and allow the Company to secure and retain highly qualified employees, officers, directors and non-employee directors and consultants.

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

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding common stock as of March 25, 2011, and by the officers and directors, individually and as a group. All shares are owned directly.

Name	Position	Common Stock Owned	Percentage Owned
----------------------	--------------------------	-------------------	----------------
Steven Samblis 1211 Orange Ave. Suite 300 Winter Park, Florida 32789	President, Chief Executive Officer and Chairman	9,521,560	56.1%
Shawn Conti 3111 W De Leon #8 Tampa, FL 33609	Secretary, Treasurer and Director	67,500	>1%
Luke Martin 502 W. Babcock Bozeman, MT 59715	Chief Technology Officer	247,000	1.5%
Peter Messineo 1982 Otter Way Palm Harbor, FL 34685	Chief Financial Officer	2,033,334	12.0%

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

In 2005, the Company issued 20,000,000 share of its stock valued at par ($50,000) in exchange for Steven Samblis’ development of ICPlaces.com websites. This cost and all related compensation to Steven Samblis (an officer of the Company) has been charged to expense in 2005. Following a 1:10 reverse split in 2007, and certain transfers affected for personal financial planning purposes, Steve Samblis  owned 47,476,800.  Steve Samblis converted $70,000 of debt payable for 4,000,000 shares of common stock, at the current fair market value of approximately $.0175 per share.  Following a 1:30 split on June 11, 2010 and converting $70,000 debt to stock Steve Samblis owns 9,521,560 shares.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Randall N. Drake, CPA, PA has been our principal auditor, commencing in 2008.  For professional services rendered for the audit of the Company’s financial statements for the years ended December 31, 2010 and 2009 and for the review of the Company’s financial statements for the periods ended March 31, June 30, and September 30, 2010.    Audit fees by year were:

	Total
2010		$14,000
2009		$9,000

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2010 and 2009.

Tax Fees

For the Company’s fiscal years ended December 31, 2010 and 2009, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the five month period ended December 31, 2010 and 2009.

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

--	approved by our audit committee; or
--
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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

IC Places, Inc.

	By:	/s/ Steven Samblis
Steven Samblis
Chief Executive Officer

Dated:	March 29, 2010

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

Name	Title	Date

/s/ Steven Samblis	Director, Chairman, Chief Executive Officer	March 29, 2010
Steven Samblis

/s/ Peter Messineo	Chief Financial Officer	March 29, 2010
Peter Messineo

/s/ Shawn Conti	Director, Secretary, Treasurer	March 29, 2010
Shawn Conti