Form 10-Q
period 2011-03-31
IC Places, Inc.
filed 2011-05-16
CIK 1437596

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011.

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

The number of shares of the issuer’s common stock, par value $.00001 per share, outstanding as of May 16, 2011 was 21,664,013.

Part I.  Financial Information
Item 1.  Financial Statements.

IC Places, Inc.
(A Development Stage Company)
Balance Sheet

	March 31, 2011	December 31, 2010
	(unaudited)	(audited)

Current Assets
Cash	$12,613	$-
Accounts Receivable	2,100	2,100
Prepaid Expenses	40,854	50,583
total current assets	55,567	52,683

Property and Equipment	30,240	30,240
Accumulated Depreciation	(25,179)	(23,007)
	5,061	7,233

Total Assets	$60,628	$59,916

Liabilities and Stockholders' Equity
Current Liabilities
Accrued Liabilities	$12,289	$18,753
Convertible Note Payable	74,375	-
Derivative Liability	31,518	77,373
Advances from Stockholder	84,806	102,312
total current liabilities	202,988	198,438

Stockholders' Equity
Common Stock, $.00001 par value;
500,000,000 shares authorized;
21,664,013 and 16,959,147 shares outstanding	217	170
Additional Paid In Capital	1,322,284	1,115,331
Unearned Stock Based Compensation	(59,583)	(136,307)
Accumulated Deficit during the Development Stage	(1,405,278)	(1,117,716)
total stockholders' deficit	(142,360)	(138,522)

Total Liabilities and Stockholders' Equity	$60,628	$59,916

The accompanying notes are an integral part of these financial statements

IC Places, Inc.
(A Development Stage Company)
Statement of Operations
(unaudited)

			Mar 18, 2005
			(inception date)
	For the Three Months Ended		through
	Mar 31, 2011	Mar 31, 2010	Mar 31, 2011

Revenues	$6,300	$4,200	$39,704

Operating Expenses
Programmer and production expense	7,872	16,500	67,725
Advertising and promotion	1,524	32	30,238
Selling expense	16,684	5,079	80,284
Professional fees	1,693	4,000	53,806
Communications	2,988	837	18,308
Administrative	13,121	1,964	73,641
Stock-based compensation	222,224	74,553	1,048,419
Depreciation	2,172	1,819	25,179
total operating expenses	268,278	104,784	1,397,600

Operating Loss	(261,978)	(100,584)	(1,357,896)

Other Income (Expense):
Interest	(4,177)	(921)	(19,102)
Change in derivative	(21,407)	-	(28,280)

Net Loss before Income Taxes	(287,562)	(101,505)	(1,405,278)

Income Tax Provision (Benefit)	-	-	-

Net Loss	$(287,562)	$(101,505)	$(1,405,278)

Earnings per share, basic and diluted	$(0.01)	$(0.03)
Weighted average shares outstanding	20,314,218	3,337,170

The accompanying notes are an integral part of these financial statements

IC Places, Inc.
(A Development Stage Company)
Statement of Stockholders' Deficit

			Additional	Unearned		Total
	Capital Stock		Paid In	Stock	Accumulated	Stockholders'
	Shares	Par Value	Capital	Compensation	Deficit	Deficit

Balance, March 18, 2005 (Date of Inception)	-	-	-	-	-	-

Stock-Based Compensation, March 18, 2005, par value	1,666,668	17	49,983			50,000

Net Loss, date of inception through December 31, 2006 (audited)				(65,600)	(65,600)	(65,600)

Balance, December 31, 2006	1,666,668	17	49,983	-	(65,600)	(15,600)

Net Loss, December 31, 2007					(18,160)	(18,160)

Balance, December 31, 2007	1,666,668	17	49,983	-	(83,760)	(33,760)

Acquisition for stock, January 15, 2008	717,335	7	207			214

Net Loss, December 31, 2008					(94,339)	(94,339)

Balance, December 31, 2008	2,384,003	24	50,190	-	(178,099)	(127,885)

Shares issued for services, December 2009	626,000	6	19,044			19,050

Net Loss, December 31, 2009					(58,664)	(58,664)

Balance, December 31, 2009	3,010,003	30	69,234	-	(236,763)	(167,499)

Shares issued for services:
January, 2010 at $.3974 per share	6,668	-	2,650			2,650
February, 2010 at $.2558 per share	93,334	1	23,873			23,874
March, 2010 at $.2703	3,025,334	30	817,837			817,867
July, 2010 at $.033 per share	3,556,073	36	58,810			58,846
November 2010, $.025	300,000	3	7,497			7,500
December 2010, $.018	2,000,000	20	35,980			36,000
Shares issued, in advance of service period :
Unearned stock compensation				(817,840)		(817,840)

Stock compensation earned in period				681,533		681,533

Debt converted to shares:
Shareholder, December 2010, $.0175	4,000,000	40	69,960			70,000
Noteholder, November 2010, $.0305	967,735	10	29,490			29,500

Net Loss, December 31, 2010					(880,953)	(880,953)

Balance, December 31, 2010	16,959,147	170	1,115,331	(136,307)	(1,117,716)	(138,522)

Shares issued, in advance of service period :
Issued January 24, 2011, valued at $.065, 2 years				(65,000)		(65,000)
Deferred stock compensation earned in period				141,724		141,724

Shares issued for services:
January, 2011 at $.065 per share	2,100,000	21	136,479			136,500

Debt converted to shares:
Noteholder, January 2011, $.0271	2,604,866	26	70,474			70,500

Net Loss, March 31, 2011					(287,562)	(287,562)

Balance, March 31, 2011	21,664,013	$217	$1,322,284	$(59,583)	$(1,405,278)	$(142,360)

The accompanying notes are an integral part of these financial statements

IC Places, Inc.
(A Development Stage Company)
Statement of Cash Flows
			Mar 18, 2005
			(inception date)
	Mar 31, 2011	Mar 31, 2010	through
	(unaudited)	(unaudited)	Mar 31, 2011

Cash Flows from Operating Activities:
Net Loss from Operations	$(287,562)	$(101,505)	$(1,392,608)

Adjustments to reconcile net loss to meet cash provided by operating activities:
Depreciation	2,172	1,819	25,179
Stock Based Compensation	222,224	74,553	998,204
Stock Based Payments for Rents	729	-	3,646
Change in Derivative	26,520	-	33,393
Decreases (increases) in assets and liabilities:
Accounts Receivable	-	(1,750)	(2,100)
Accrued Liabilities	(6,464)	(5,729)	12,289
Net cash (used in) provided by operations	(42,381)	(32,612)	(321,997)

Cash Flows from Investing Activities:
Capital Expenditures	-	-	(30,240)
Net cash provided by (used in) investing activities	-	-	(30,240)

Cash Flows from Financing Activities:
Proceeds from notes and loans	72,500	-	172,500
Stockholder advances	(17,506)	29,109	161,401
Issuance of common stock	-	3,380	50,000
Net cash provided by (used in) investing activities	54,994	32,489	364,850

Net Increase (Decrease) in Cash	12,613	(123)	12,613

Cash, beginning of year	-	235	-

Cash, ending	$12,613	$112	$12,613

Supplemental Cash Flows:
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

Non Cash Disclosures
Long-term lease paid with stock	$-	$17,500	$17,500
Conversion of debt to equity	$70,500	$-	$100,000
Conversion of shareholder debt to equity	$-	$-	$70,000

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

2.            Summary of Significant Accounting Policies

The significant accounting policies followed are:

All adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three periods ended March 31, 2011, 2010 and the period March 18, 2005 (date of inception) through March 31, 2011; (b) the financial position at March 31, 2011, and (c) cash flows for the three month periods ended March 31, 2011 and 2009, have been made.

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

The unaudited financial statement and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying unaudited financial statements should be read in conjunction with the financial statements for the years ended December 31, 2010 and 2009 and notes thereto in the Company’s annual report, filed as an exhibit with the Securities and Exchange Commission. Operating results for the three months ended March 31, 2011, 2010 and for the period March 18, 2005 (date of inception) to March 31, 2011 is not necessarily indicative of the results that may be expected for the entire year.

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

The costs of advertising are expensed as incurred.  Advertising expense was $1,524, $32, and $30,238 for the three months ended March 31, 2011, and 2010 and for the period March 18, 2005 (date of inception) through March 31, 2011, respectively.

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

The Company incurred a net loss for the three months ended March 31, 2011 and accumulated significant losses for the period March 18, 2005 (date of inception) through the period ended March 31, 2011.  As of March 31, 2011 the Company had minimal cash with which to satisfy any future cash requirements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company depends upon capital to be derived from future financing activities such as subsequent offerings of its common stock or debt financing in order to operate and grow the business.  There can be no assurance that the Company will be successful in raising such capital.  The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company's business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to build and maintain websites and to provide services and support to its customers and users.  There may be other risks and circumstances that management may be unable to predict.

The unaudited financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

5.            Recently Issued Accounting Pronouncements

In December 2010, the FASB issued ASU 2010-28, “Intangibles — Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.”  For reporting units with zero or negative carrying amounts, if it is more likely than not that a goodwill impairment exists, ASU 2010-28 requires performance of an additional test to determine whether goodwill has been impaired and to calculate the amount of impairment. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist.  ASU 2010-28 is effective for fiscal years and interim periods within those years beginning after December 15, 2010.  The Company adopted ASU 2009-28 in the first quarter of 2011.  There has been no effect on our financial statements from the adoption of ASU 2010-28.

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations.  ASU 2010-29 specifies that for material business combinations when comparative financial statements are presented, revenue and earnings of the combined entity should be disclosed as though the business combination had occurred as of the beginning of the comparable prior annual reporting period.  ASU 2010-29 also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for business combinations with an acquisition date on or after the beginning of the first annual reporting period after December 15, 2010.  The Company adopted this standard in 2011, and noted it had no impact on its disclosures through March 31, 2011.

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company.  Management has reviewed the aforementioned rules and releases and believes any effect will not have a material impact on the Company's present or future consolidated financial statements.

6.            Property and Equipment

Property and equipment consists of:	Mar 31, 2011	Mar 31, 2010
	(unaudited)	(audited)
Office Furniture	$229	$229
Computer Equipment	3,928	3,928
Software	26,083	26,083
	30,240	30,240
Less accumulated depreciation	25,179	23,007
Property and equipment, net	$5,061	$7,233

Depreciation of equipment was $2,172, $1,819 and $25,179 for the three months ended March 31, 2011, 2010 and for the period March 18, 2005 (date of inception) through March 31, 2011, respectively.

7.            Convertible Note Payable

The Company received $100,000 cash ($50,000 on April 22, 2010; $30,000 on July 23, 2010 and $20,000 on November 10, 2010), from an unrelated third party in exchange for a convertible promissory notes at an annual interest rate of 8% on any unpaid principal and a maturity date of nine months (January 26, 2011 and April 27, 2011).  A penalty interest rate will be in effect for any amount of principal or interest which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date.  The note is convertible at the option of the holder at any time during the lending period.  The note is convertible into common stock at a conversion price of the calculated average of the lowest three trading prices for the common stock during the ten trading day period prior to the date of the conversion notification.  The holder converted these notes into 3,572,601 shares of common stock, at an average price of $.028.   For the year 2011, the Company has received an additional $80,000 from this funding source, under the same terms as previously discussed.

The Company has recognized the derivative liability associated with this agreement and has revalued the beneficial conversion feature, classifying as a derivative liability.

The derivative valuation resulted from calculation using an option pricing method for the conversion feature of the note payable. The following assumptions were used in our calculation:

Weighted Average:
Stock Price	$.0610
Strike Price	$.0305
Dividend rate	0.0%
Risk-free interest rate	1.02%
Expected lives (years)	.493
Expected price volatility	215.2%
Forfeiture Rate	0.0%

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

The Company issued 2,100,000 and 3,125,336 shares of common stock to consultants in the three months ended March 31, 2011 and 2010, respectively, at a fair market value of $136,500 and $844,391.   Of the shares issued 1,000,000 and 3,025,334 common shares at a fair market value of $65,000 and $817,867 at the date of their granting, were issued to various consultants and service providers in advance of performance of their contractual obligations.  Shares issued during period in advance of services (unearned) to be provided have been charged to a contra-equity account and will be ratably expensed, over the requisite service period, as the services are rendered (two and one years, respectively).

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

The majority shareholder has advanced funds, since inception, for the purpose of financing working capital and product development.  As of March 31, 2011 and December 31, 2010, these advances amounted to $84,806 and $102,312, respectively. There are no formalized agreement or repayment terms to this advance and the amount is payable upon demand.  In the absence of a formal agreement or stated interest rate, the Company is accruing interest at a minimal variable rate, currently 3%.  Management will periodically adjust the rate recognized, following guidelines of applicable federal rates of interest.  In January 2011 the majority shareholder, with the approval of the Board of Directors, converted $70,000 of the advances into common shares.

We depend on our sole officer and director, to provide the Company with the necessary funds to implement our business plan, as necessary.  The Company does not have a funding commitment or any written agreement for our future required cash needs.

The Company does not have employment contracts with its majority shareholder, who is the executive officer.   He may, in the future, become involved in business opportunities that become available.  A conflict may arise in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

11.          Commitments and Contingencies

The Company has entered into agreement for office and studio space for a six year period, beginning in February 2010 and expiring in January 2016.

Future minimum lease payments for the years ended December 31,:

2011	$2,188
2012	2,917
2013	2,917
2014	2,917
2015	2,916
thereafter	-
$13,854

From time to time the Company may be a party to litigation matters involving claims against the Company.  Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of IC Places, Inc. for the period ended March 31, 2011 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

Financial information provided in this Form 10-Q for periods subsequent to March 31, 2011 is preliminary and remains subject to audit.. As such, this information is not final or complete, and remains subject to change, possibly materially.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company had $6,300, $4,200 and $39,704 from advertising revenue for the three month periods ended March 31, 2011, 2010 and for the period March 18, 2005 (date of inception) through March 31, 2011, respectively.  The Company has secured a contract for the commitment, at minimum, to distribute six program licenses:  "Instant Movie Reviews"," Instant DVD Reviews", "First Look"," Trailers"," IC Sports".

Operating expenses were $268,278, $104,784 and $1,397,600 for the three month periods ended March 31, 2011, 2010 and for the period March 18, 2005 (date of inception) through March 31, 2011, respectively.  Significant operating expenses were related to stock-based share payments which were $222,224, $74,553 and $1,048,419 for the three month periods ended March 31, 2011, 2010 and for the period March 18, 2005 (date of inception) through March 31, 2011, respectively.  Shares were issued as compensation for services rendered.  The Company is recording stock-based compensation, valued at the date of the issuance, and ratably expensing over the service period.  The Company currently has $114,292 of related compensation costs that has not been recognized, as the advances of shares are for services over a period extending subsequent to the reporting period.  Other significant operating expenses were also related to the maintenance of the corporate entity, primarily accounting and legal fees.  Expenses incurred in the development of the web-based search site are expensed as incurred.

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

At March 31, 2011 the Company did not have adequate cash resources to meet current obligations.  Management believes that financial support from the majority shareholder to pay minimal and necessary incurred expense will allow the Company to benefit from advertising revenue streams, currently in-place, to produce the anticipated cash flow necessary to support operations.

At March 31, 2011, the Company had negative working capital of approximately $147,000 as compared to negative $146,000 at December 31, 2010. Working capital as of both dates consisted entirely of cash, net of current liabilities; accordingly the Company does not anticipate being required to register pursuant to the Investment Company Act of 1940 and expects to be limited in its ability to invest in securities, other than cash equivalents and government securities, accordingly. There can be no assurances that any investment made by the Company will not result in losses.

At March 31, 2011, the Company has minimal cash and tangible assets, increasing accrued liabilities, negligible revenues, and a history of operating losses. The company plans to raise $1.2 Million dollars to launch its next phase of business and expenses associated with the next Phase are listed below. Absent an outside capital infusion, the Company will seek funding from traditional banking and other private sources. There are no assurances that any manner of securities offering (debt or equity) will be successful, and the Company’s revenues are inadequate to provide for the growth projected in this filing. We may be reliant on additional shareholder contributions, including from management, to continue operations. We are hopeful that the market awareness and financial transparency afforded through becoming a reporting company will assist us in procuring additional investment capital or loans.

As reflected in the audited financial statements, as of December 31, 2010, our auditor’s report included an explanatory paragraph concerns that raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to become profitable and or attain funding through additional sale of common stock or debt financing.  The Company has attained bank funding which is anticipated to satisfy expenses for the current year.  The unaudited financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

With respect to the period ending March 31, 2011, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures,  as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based upon our evaluation regarding the period ending March 31, 2011, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

(b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three month period ending March 31, 2011, the Company issued 4,704,866 unregistered shares of its common stock.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Removed and Reserved.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits

Exhibit Number and Description		Location Reference

(a)	Reports of Independent Certified Accountants	Filed Herewith

(b)	Financial Statements	Filed Herewith

(c)	Exhibits required by Item 601, Regulation SB;

3.0) Articles of Incorporation

	(3.1) Articles of Incorporation	See Exhibit Key

	(3.2) Bylaws	See Exhibit Key

	(14.0) Code of Ethics	Filed herewith

	(31.0) Certificate of Chief Executive Officer and Chief Financial Officer	Filed herewith

	(32.0) Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

Exhibit Key

3.1	Incorporated by reference herein from the Company’s Form 10 Registration Statement filed with the Securities and Exchange Commission on August 11, 2008.

3.2	Incorporated by reference herein from the Company’s Form 10 Registration Statement filed with the Securities and Exchange Commission on August 11, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IC PLACES, INC.

Date: May 16, 2011	By:	/s/ Steven Samblis

STEVEN SAMBLIS
Chief Executive Officer
Chief Financial Officer