Form 10-Q
period 2011-06-30
IC Places, Inc.
filed 2011-08-12
CIK 1437596

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011.

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☑

 (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑

The number of shares of the issuer’s common stock, par value $.00001 per share, outstanding as of July 5, 2011 was 22,581,660.

TABLE OF CONTENTS

		Page
Part I. Financial Information		3

Item 1.	Financial Statements.	3

	Balance Sheets for the periods ending June 30, 2011 (unaudited) and December 31, 2010 (audited).	3

	Statements of Operations for the three and six month periods ending June 30, 2011 and 2010 (unaudited) and for the period March 18, 2005 (date of inception) through June 30, 2011 (unaudited).	4

	Statement of Stockholders’ Deficit for the period March 18, 2005 (date of inception) through June 30, 2011 (unaudited)	5

	Statements of Cash Flows for the six month periods ending June 30, 2011 and 2010 (unaudited) and for the period March 18, 2005 (date of inception) through June 30, 2011 (unaudited).	6

	Notes to Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	15

Item 4.	Controls and Procedures.	15

Item 4T.	Controls and Procedures.	15

Part II. Other Information		16

Item 1.	Legal Proceedings.	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	16

Item 3.	Defaults Upon Senior Securities.	16

Item 4.	Removed and Reserved.	16

Item 5.	Other Information.	16

Item 6.	Exhibits	16

Signatures		17

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

IC Places, Inc.
 (A Development Stage Company)
 Balance Sheet

	June 30, 2011	December 31, 2010
	(unaudited)	(audited)

Current Assets
Cash	$3,384	$-
Accounts Receivable	2,100	2,100
Prepaid Expenses	31,125	50,583
Total Current Assets	36,609	52,683

Property and Equipment	30,240	30,240
Accumulated Depreciation	(27,351)	(23,007)
	2,889	7,233

Deferred Tax Assets	-	-

Total Assets	$39,498	$59,916

Liabilities and Stockholders' Deficit
Current Liabilities
Accrued Liabilities	$14,810	$18,753
Convertible Note Payable	107,083	-
Derivative Liability	57,654	77,373
Advances from Stockholder	63,193	102,312
Total Current Liabilities	242,740	198,438

Stockholders' Deficit
Common Stock, $.00001 par value;
500,000,000 shares authorized;
22,581,660 and 16,959,147 shares outstanding	226	170
Additional Paid In Capital	1,345,675	1,115,331
Unearned Stock Based Compensation	(51,458)	(136,307)
Accumulated Deficit during the Development Stage	(1,497,685)	(1,117,716)
Total Stockholders' Deficit	(203,242)	(138,522)

Total Liabilities and Stockholders' Deficit	$39,498	$59,916

 The accompanying notes are an integral part of these financial statements

IC Places, Inc.
 (A Development Stage Company)
 Statement of Operations
 (unaudited)

					March 18, 2005
					(inception)
	For the Three Months Ended		For the Six Months Ended		through
	Jun 30, 2011	Jun 30, 2010	Jun 30, 2011	Jun 30, 2010	Jun 30, 2011

Revenues	$7,386	$6,300	$13,686	$10,500	$47,090

Operating Expenses
Programmer and production	5,803	9,385	13,675	25,885	73,528
Advertising and promotion	300	-	1,824	32	30,538
Selling expense	21,518	10,491	38,202	15,570	101,802
Professional fees	4,308	-	6,001	4,000	58,114
Communications	2,402	2,386	5,390	3,223	20,710
Administrative	11,400	13,800	24,521	15,764	85,041
Stock-based compensation	17,125	204,460	239,349	279,013	1,065,544
Depreciation	2,172	1,951	4,344	3,770	27,351
total operating expenses	65,028	242,473	333,306	347,257	1,462,628

Operating Loss	(57,642)	(236,173)	(319,620)	(336,757)	(1,415,538)

Other Income (Expense):
Interest	(8,629)	(5,008)	(12,806)	(5,929)	(27,731)
Change in derivative	(26,136)	33	(47,543)	33	(54,416)

Net Loss before Income Taxes	(92,407)	(241,148)	(379,969)	(342,653)	(1,497,685)

Income Tax Provision (Benefit)	-	-	-	-	-

Net Loss	$(92,407)	$(241,148)	$(379,969)	$(342,653)	$(1,497,685)

Earnings per share, basic and diluted	$(0.00)	$(0.04)	$(0.02)	$(0.07)
Weighted average shares outstanding	22,163,517	6,135,339	21,215,481	4,726,821

 The accompanying notes are an integral part of these financial statements

IC Places, Inc.
 (A Development Stage Company)
 Statement of Stockholders' Deficit

			Additional	Unearned		Total
	Capital Stock		Paid In	Stock	Accumulated	Stockholders
	Shares	Par Value	Capital	Compensation	Deficit	Deficit

Balance, March 18, 2005 (Date of Inception)	-	-	-	-	-	-

Stock-Based Compensation, March 18, 2005, par value	1,666,668	17	49,983			50,000

Net Loss, date of inception through December 31, 2006 (audited)				(65,600)	(65,600)	(65,600)
Balance, December 31, 2006	1,666,668	17	49,983	-	(65,600)	(15,600)

Net Loss, December 31, 2007					(18,160)	(18,160)

Balance, December 31, 2007	1,666,668	17	49,983	-	(83,760)	(33,760)

Acquisition for stock, January 15, 2008	717,335	7	207			214

Net Loss, December 31, 2008					(94,339)	(94,339)

Balance, December 31, 2008	2,384,003	24	50,190	-	(178,099)	(127,885)

Shares issued for services, December 2009	626,000	6	19,044			19,050

Net Loss, December 31, 2009					(58,664)	(58,664)

Balance, December 31, 2009	3,010,003	30	69,234	-	(236,763)	(167,499)

Shares issued for services:
January, 2010 at $.3974 per share	6,668	-	2,650			2,650
February, 2010 at $.2558 per share	93,334	1	23,873			23,874
March, 2010 at $.2703	3,025,334	30	817,837			817,867
July, 2010 at $.033 per share	3,556,073	36	58,810			58,846
November 2010, $.025	300,000	3	7,497			7,500
December 2010, $.018	2,000,000	20	35,980			36,000

Shares issued, in advance of service period :						-
Unearned stock compensation				(817,840)		(817,840)
Stock compensation earned in period				681,533		681,533

Debt converted to shares:
Shareholder, December 2010, $.0175	4,000,000	40	69,960			70,000
Note holder, November 2010, $.0305	967,735	10	29,490			29,500

Net Loss, December 31, 2010					(880,953)	(880,953)

Balance, December 31, 2010	16,959,147	170	1,115,331	(136,307)	(1,117,716)	(138,522)

Shares issued, in advance of service period :
Issued January 24, 2011, valued at $.065, 2 years	1,000,000	10	64,990	(65,000)		-
Deferred stock compensation earned in period				149,849		149,849

Shares issued for services:
January 24, 2011 at $.065 per share	1,100,000	11	71,489			71,500

Debt and accrued interest converted to shares:
Note holder, January 2011, $.0271	2,604,866	26	70,474			70,500
Note holder, May 2011, $.0255	917,647	9	23,391			23,400

Net Loss, June 30, 2011					(379,969)	(379,969)

Balance, June 30, 2011	22,581,660	$226	$1,345,675	$(51,458)	$(1,497,685)	$(203,242)

  * Shares issued prior to June 10, 2010 have been retroactively restated to reflect a 30:1 reverse stock split.

 The accompanying notes are an integral part of these financial statements

IC Places, Inc.
(A Development Stage Company)
Statement of Cash Flows
			Mar 18, 2005
			(inception date)
	June 30, 2011	June 30, 2010	through
	(unaudited)	(unaudited)	June 30, 2011

Cash Flows from Operating Activities:
Net Loss from Operations	$(379,969)	$(342,653)	$(1,497,685)

Adjustments to reconcile net loss to meet cash provided by operating activities:
Depreciation	4,344	3,770	27,351
Stock Based Compensation	239,349	279,013	1,065,544
Stock Based Payments for Rents	1,458	729	4,375
Change in Derivative	57,864	(33)	85,636
Decreases (increases) in assets and liabilities:
Accounts Receivable	-	(2,100)	(2,100)
Accrued Liabilities	(3,043)	(8,563)	14,810
Net cash (used in) provided by operations	(79,997)	(69,837)	(302,069)

Cash Flows from Investing Activities:
Capital Expenditures	-	(2,406)	(30,240)
Net cash provided by (used in) investing activities	-	(2,406)	(30,240)

Cash Flows from Financing Activities:
Proceeds from notes and loans	122,500	50,000	222,500
Stockholder advances	(39,119)	18,628	63,193
Issuance of common stock	-	3,380	50,000
Net cash provided by (used in) investing activities	83,381	72,008	335,693

Net Increase (Decrease) in Cash	3,384	(235)	3,384
Cash, beginning of year	-	235	-
Cash, ending	$3,384	$-	$3,384

Supplemental Cash Flows:
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

Non Cash Disclosures
Long-term lease paid with stock	$-	$17,500	$17,500
Conversion of debt to equity	$93,900	$-	$123,400
Conversion of shareholder debt to equity	$-	$-	$70,000

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

2.   Summary of Significant Accounting Policies

The significant accounting policies followed are:

Basis of Presentation

All adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three and six month periods ended June 30, 2011, 2010 and the period March 18, 2005 (date of inception) through June 30, 2011; (b) the financial position at June 30, 2011, and (c) cash flows for the six month periods ended June 30, 2011 and 2010, have been made.

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

The unaudited financial statement and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying unaudited financial statements should be read in conjunction with the financial statements for the years ended December 31, 2010 and 2009 and notes thereto in the Company’s annual report, filed as an exhibit with the Securities and Exchange Commission. Operating results for the three and six months ended June 30, 2011, 2010 and for the period March 18, 2005 (date of inception) to June 30, 2011 is not necessarily indicative of the results that may be expected for the entire year.

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

Fair Value Measurement

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

Accounts Receivable and Credit

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

Share-based Compensation

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

Advertising Costs

The costs of advertising are expensed as incurred.  Advertising expense was $300, $0, $1,824, $32 and $30,538 for the three and six months ended June 30, 2011, 2010, and for the period March 18, 2005 (date of inception) through June 30, 2011, respectively.

Income Taxes

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

Earnings (Loss) Per Share

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

The Company incurred a net loss for the six months ended June 30, 2011 and accumulated significant losses for the period March 18, 2005 (date of inception) through the period ended June 30, 2011.  As of June 30, 2011 the Company had minimal cash with which to satisfy any future cash requirements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The Company depends upon capital to be derived from future financing activities such as subsequent offerings of its common stock or debt financing in order to operate and grow the business.  There can be no assurance that the Company will be successful in raising such capital.  The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company's business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to build and maintain websites and to provide services and support to its customers and users.  There may be other risks and circumstances that management may be unable to predict.

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

6.   Property and Equipment

Property and equipment consists of:	Jun 30, 2011	Jun 30, 2010
	(unaudited)	(audited)
Office Furniture	$229	$229
Computer Equipment	3,928	3,928
Software	26,083	26,083
	30,240	30,240
Less accumulated depreciation	27,351	23,007
Property and equipment, net	$2,889	$7,233

Depreciation of equipment was $2,172, 1,951,$4,344, $3,770 and $27,351 for the three and six months ended June 30, 2011, 2010, and for the period March 18, 2005 (date of inception) through June 30, 2011, respectively.

7.   Convertible Note Payable

The Company received a total of $130,000 of proceeds, received on various dates, from an unrelated third party in exchange for a series convertible promissory notes at an annual interest rate of 8% on any unpaid principal and a maturity date of nine months from the date of advances.  A penalty interest rate will be in effect for any amount of principal or interest which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date.  The note is convertible at the option of the holder at any time during the lending period.  The note is convertible into common stock at a conversion price of the calculated average of the lowest three trading prices for the common stock during the ten trading day period prior to the date of the conversion notification.  The holder has converted a portion of these notes in satisfaction of the amounts due.  During the six month period ended June 30, 2011, notes with a face value of $93,000 and accrued interest of $900 was converted into 3,522,513 shares of common stock, at an average price of $.0264.

The Company has recognized the derivative liability associated with this agreement and has revalued the beneficial conversion feature, classifying as a derivative liability.

The derivative valuation resulted from calculation using an option pricing method for the conversion feature of the note payable. The following assumptions were used in our calculation:

Weighted Average:
Stock Price	$.075
Strike Price	$.038
Dividend rate	0.0%
Risk-free interest rate	1.02%
Expected lives (years)	.493
Expected price volatility	261.7%
Forfeiture Rate	0.0%

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

9.    Equity

On June 11, 2010 the Board of Directors of the Company approved a reverse stock split, whereby one common share was issued for each thirty shares of common stock held (“30:1”) (184,060,170 shares exchanged for 6,135,339 shares).  The financial statements presented reflect the previously reported common shares and weighted average common shares, retroactively for comparative purposes.

The company has one class of stock, common.  Five Hundred Million (500,000,000) shares of stock are authorized by the company’s Amended Articles of Incorporation filed within the State of Delaware, at par value $.00001.

Shares issued to consultants during period in advance of services (unearned) to be provided have been charged to a contra-equity account and will be ratably expensed, over the requisite service period, as the services are rendered.

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

The majority shareholder has advanced funds, since inception, for the purpose of financing working capital and product development.  As of June 30, 2011 and December 31, 2010, these advances amounted to $63,193 and $102,312, respectively. There are no formalized agreement or repayment terms to this advance and the amount is payable upon demand.  In the absence of a formal agreement or stated interest rate, the Company is accruing interest at a minimal variable rate, currently 3%.  Management will periodically adjust the rate recognized, following guidelines of applicable federal rates of interest.  In December 2010 the majority shareholder, with the approval of the Board of Directors, converted $70,000 of the advances into common shares.

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

11.    Commitments, Contingencies and Subsequent Events

The Company has entered into agreement for office and studio space for a six year period, beginning in February 2010 and expiring in January 2016.

Future minimum lease payments for the years ended December 31:

2011	$1,458
2012	2,917
2013	2,917
2014	2,917
2015	2,917
thereafter	0
$13,125

From time to time the Company may be a party to litigation matters involving claims against the Company.  Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

Management has considered all events subsequent to the balance sheet through the date that these financial statements were available, which is the date of our filing with the SEC.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of IC Places, Inc. for the period ended June 30, 2011 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

Financial information provided in this Form 10-Q for periods subsequent to June 30, 2011 is preliminary and remains subject to audit.. As such, this information is not final or complete, and remains subject to change, possibly materially.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company had $7,386, $6,300, $13,686, $10,500 and $47,090 from advertising revenue for the three and six month periods ended June 30, 2011,  2010 and for the period March 18, 2005 (date of inception) through June 30, 2011, respectively.  The Company has secured a contract for the commitment, at minimum, to distribute six program licenses:  "Instant Movie Reviews"," Instant DVD Reviews", "First Look"," Trailers"," IC Sports".  The Company has also received revenues from other advertising and talent fees.

Operating expenses were $65,028, $242,473, $333,306, $347,257 and $1,462,628 for the three and six month periods ended June 30, 2011, 2010 and for the period March 18, 2005 (date of inception) through June 30, 2011, respectively.  Significant operating expenses were related to stock-based share payments which were $17,125, $204,460, $239,349, and $279,013 for the three and six month periods ended June 30, 2011 and 2010, respectively.  Shares were issued as compensation for services rendered.  The Company is recording stock-based compensation, valued at the date of the issuance, and ratably expensing over the service period. Other significant operating expenses were also related to the maintenance of the corporate entity, primarily accounting and legal fees.  Expenses incurred in the development of the web-based search site are expensed as incurred.

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

At June 30, 2011 the Company did not have adequate cash resources to meet current obligations.  Management believes that financial support from the majority shareholder to pay minimal and necessary incurred expense will allow the Company to benefit from advertising revenue streams, currently in-place, to produce the anticipated cash flow necessary to support operations.

At June 30, 2011, the Company had negative working capital of approximately $210,000 as compared to negative $146,000 at December 31, 2010. Working capital as of both dates consisted entirely of cash, net of current liabilities; accordingly the Company does not anticipate being required to register pursuant to the Investment Company Act of 1940 and expects to be limited in its ability to invest in securities, other than cash equivalents and government securities, accordingly. There can be no assurances that any investment made by the Company will not result in losses.

At June 30, 2011, the Company has minimal cash and tangible assets, increasing accrued liabilities, negligible revenues, and a history of operating losses. The company plans to raise $1.2 Million dollars to launch its next phase of business and expenses associated with the next Phase are listed below. Absent an outside capital infusion, the Company will seek funding from traditional banking and other private sources. There are no assurances that any manner of securities offering (debt or equity) will be successful, and the Company’s revenues are inadequate to provide for the growth projected in this filing. We may be reliant on additional shareholder contributions, including from management, to continue operations. We are hopeful that the market awareness and financial transparency afforded through becoming a reporting company will assist us in procuring additional investment capital or loans.

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

Based upon our evaluation regarding the period ending June 30, 2011, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

(b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  REMOVED AND RESERVED.

Not applicable.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS

Exhibit Number and Description			Location Reference

(a)	Reports of Independent Certified Accountants		Filed Herewith

(b)	Financial Statements		Filed Herewith

(c)	Exhibits required by Item 601, Regulation SB;

	(3.0)	Articles of Incorporation

	(3.1)	Articles of Incorporation	See Exhibit Key

	(3.2)	Bylaws	See Exhibit Key

	(11.0)	Statement re: computation of per share earnings	Note C to Financial Stmts.

	(14.0)	Code of Ethics	Filed herewith

	(31.0)	Certificate of Chief Executive Officer and Chief Financial Officer	Filed herewith

	(32.0)	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

Exhibit Key

3.1	Incorporated by reference herein from the Company’s Form 10 Registration Statement filed with the Securities and Exchange Commission on August 11, 2008.

3.2	Incorporated by reference herein from the Company’s Form 10 Registration Statement filed with the Securities and Exchange Commission on August 11, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IC PLACES, INC.

Date: August 12, 2010	By:	/s/ Steven Samblis
STEVEN SAMBLIS,
Chief Executive Officer
Chief Financial Officer

	By:	/s/ Peter Messineo
PETER MESSINEO, Chief Financial Officer