Form 10-Q
period 2011-09-30
IC Places, Inc.
filed 2011-11-18
CIK 1437596

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011.

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

The number of shares of the issuer’s common stock, par value $.00001 per share, outstanding as of November 14, 2011 was approximately 71,547,619.

TABLE OF CONTENTS

Page

Part I. Financial Information

4

Item 1. Financial Statements.	4

Balance Sheets for the periods ending September 30, 2011 (unaudited) and December 31, 2010 (audited).	4

Statements of Operation for the three and nine month periods ending September 30, 2011 and 2010 (unaudited) and for the period March 18, 2005 (date of inception) through September 30, 2011 (unaudited).	5

Statement of Stockholders’ Deficit for the period March 18, 2005 (date of inception) through September 30, 2011 (unaudited)	6

Statements of Cash Flows for the nine month periods ending September 30, 2011 and 2010 (unaudited) and for the period March 18, 2005 (date of inception) through September 30, 2011 (unaudited).	7

Notes to Financial Statements (unaudited)	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	9
Item 3. Quantitative and Qualitative Disclosures About Market Risk.	12
Item 4. Controls and Procedures.	12
Item 4T. Controls and Procedures.	12

Part II. Other Information	13

Item 1. Legal Proceedings.	13
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	13
Item 3. Defaults Upon Senior Securities.	13
Item 4. Removed and Reserved.	14
Item 5. Other Information.	14
Item 6. Exhibits	14
Signatures	15

Part I.  Financial Information

Item 1.  Financial Statements.

IC Places, Inc.
(A Development Stage Company)
Balance Sheet

	September 30, 2011	December 31, 2010
	(unaudited)	(audited)

Current Assets
Cash	$ 33	$ -
Accounts Receivable	2,100	2,100
Prepaid Expenses	271,396	50,583
Total Current Assets	273,529	52,683

Property and Equipment	43,966	30,240
Accumulated Depreciation	(28,849)	(23,007)
	15,117	7,233

Total Assets	$ 288,646	$ 59,916

Liabilities and Stockholders' Deficit
Current Liabilities
Accrued Liabilities	$ 24,205	$ 18,753
Convertible Note Payable	349,208	-
Derivative Liability	73,750	77,373
Advances from Stockholder	37,238	102,312
Total Current Liabilities	484,401	198,438

Stockholders' Deficit
Common Stock, $.00001 par value;
500,000,000 shares authorized;
31,547,619 and 16,959,147 shares outstanding	316	170
Additional Paid In Capital	1,552,085	1,115,331
Unearned Stock Based Compensation	(43,333)	(136,307)
Accumulated Deficit during the Development Stage	(1,704,823)	(1,117,716)
Total Stockholders' Deficit	(195,755)	(138,522)

Total Liabilities and Stockholders' Deficit	$ 288,646	$ 59,916

The accompanying notes are an integral part of these financial statements

IC Places, Inc.
(A Development Stage Company)
Statement of Operations
(unaudited)

				Mar 18, 2005
				(inception date)
	For the Three Months Ended		For the Nine Months Ended	through
	Sep 30, 2011	Sep 30, 2010	Sep 30, 2011	Sep 30, 2010	Sep 30, 2011

Revenues	$ 7,529	$ 7,418	$ 21,215	$ 17,918	$ 54,619

Operating Expenses
Programmer and production expense	8,684	1,550	22,359	27,435	82,212
Advertising and promotion	4,047	-	5,871	32	34,585
Selling expense	12,737	12,078	50,939	27,648	114,539
Professional fees	28,690	-	34,691	4,000	86,804
Communications	368	524	5,758	3,747	21,078
Administrative	8,823	20,033	33,344	35,797	93,864
Stock-based compensation	110,124	263,306	349,473	542,319	1,175,668
Depreciation	1,498	2,019	5,842	5,789	28,849
total operating expenses	174,971	299,510	508,277	646,767	1,637,599

Operating Loss	(167,442)	(292,092)	(487,062)	(628,849)	(1,582,980)

Other Income (Expense):
Interest	(10,100)	(5,204)	(22,906)	(11,133)	(37,831)
Change in derivative and beneficial conversion	(29,596)	1,403	(77,139)	1,436	(84,012)

Net Loss before Income Taxes	(207,138)	(295,893)	(587,107)	(638,546)	(1,704,823)

Income Tax Provision (Benefit)	-	-	-	-	-

Net Loss	$ (207,138)	$ (295,893)	$ (587,107)	$ (638,546)	$ (1,704,823)

Earnings per share, basic and diluted	$ (0.01)	$ (0.03)	$ (0.03)	$ (0.05)
Weighted average shares outstanding	25,911,584	9,701,412	22,795,656	6,390,373

The accompanying notes are an integral part of these financial statements

IC Places, Inc.
(A Development Stage Company)
Statement of Stockholders' Deficit

			Additional	Unearned		Total
	Capital Stock		Paid In	Stock	Accumulated	Stockholders'
	Shares *	Par Value	Capital	Compensation	Deficit	Deficit

Balance, March 18, 2005 (Date of Inception)	-	-	-	-	-	-

Stock-Based Compensation, March 18, 2005, par value	1,666,668	17	49,983			50,000

Net Loss, date of inception through December 31,
2006 (audited)				(65,600)	(65,600)	(65,600)

Balance, December 31, 2006	1,666,668	17	49,983	-	(65,600)	(15,600)

Net Loss, December 31, 2007					(18,160)	(18,160)

Balance, December 31, 2007	1,666,668	17	49,983	-	(83,760)	(33,760)

Acquisition for stock, January 15, 2008	717,335	7	207			214

Net Loss, December 31, 2008					(94,339)	(94,339)

Balance, December 31, 2008	2,384,003	24	50,190	-	(178,099)	(127,885)

Shares issued for services, December 2009	626,000	6	19,044			19,050

Net Loss, December 31, 2009					(58,664)	(58,664)

Balance, December 31, 2009	3,010,003	30	69,234	-	(236,763)	(167,499)

Shares issued for services:
January, 2010 at $.3974 per share	6,668	-	2,650			2,650
February, 2010 at $.2558 per share	93,334	1	23,873			23,874
March, 2010 at $.2703	3,025,334	30	817,837			817,867
July, 2010 at $.033 per share	3,556,073	36	58,810			58,846
November 2010, $.025	300,000	3	7,497			7,500
December 2010, $.018	2,000,000	20	35,980			36,000

Shares issued, in advance of service period :						-
Unearned stock compensation				(817,840)		(817,840)
Stock compensation earned in period				681,533		681,533

Debt converted to shares:
Shareholder, December 2010, $.0175	4,000,000	40	69,960			70,000
Note holder, November 2010, $.0305	967,735	10	29,490			29,500

Net Loss, December 31, 2010					(880,953)	(880,953)

Balance, December 31, 2010	16,959,147	170	1,115,331	(136,307)	(1,117,716)	(138,522)

Shares issued, in advance of service period :
Issued January 24, 2011, valued at $.065, 2 years	1,000,000	10	64,990	(65,000)		-
Deferred stock compensation earned in period				157,974		157,974

Shares issued for services:
January 24, 2011 at $.065 per share	1,100,000	11	71,489			71,500
August 16, 2011 at $.031 per share	3,000,000	30	92,970			93,000

Debt and accrued interest converted to shares:
Noteholder, January 2011, $.0271	2,604,866	26	70,474			70,500
Noteholder, May 2011, $.0255	917,647	9	23,391			23,400
Noteholder, August 2011, $.0302	2,650,385	27	79,973			80,000
Noteholder, September 23 2011, $.003	2,250,000	23	6,477			6,500
Noteholder, September 30 2011, $.0127	1,065,574	10	13,490			13,500

Beneficial conversion on note conversion			13,500			13,500

Net Loss, September 30, 2011 (unaudited)					(587,107)	(587,107)

Balance, September 30, 2011	31,547,619	$ 316	$ 1,552,085	$ (43,333)	$ (1,704,823)	$ (195,755)

* Shares issued prior to June 10, 2010 have been retroactively restated to reflect a 30:1 reverse stock split.

The accompanying notes are an integral part of these financial statements

IC Places, Inc.
(A Development Stage Company)
Statement of Cash Flows
			Mar 18, 2005
			(inception date)
	Sep 30, 2011	Sep 30, 2010	through
	(unaudited)	(unaudited)	Sep 30, 2011

Cash Flows from Operating Activities:
Net Loss from Operations	$ (587,107)	$ (638,546)	$ (1,704,823)

Adjustments to reconcile net loss to meet cash provided by operating activities:
Depreciation	5,842	5,789	28,849
Stock Based Compensation	349,473	542,319	1,175,668
Stock Based Payments for Rents	2,187	2,187	5,104
Change in Derivative and Beneficial Conversion	66,085	(1,436)	93,857
Amortization of finance costs
Decreases (increases) in assets and liabilities:
Accounts Receivable	-	(2,718)	(2,100)
Accrued Liabilities	6,352	(4,367)	24,205
Net cash (used in) provided by operations	(157,168)	(96,772)	(379,240)

Cash Flows from Investing Activities:
Capital Expenditures	(13,726)	(2,406)	(43,966)
Net cash provided by (used in) investing activities	(13,726)	(2,406)	(43,966)

Cash Flows from Financing Activities:
Proceeds from notes and loans	122,500	80,000	222,500
Stockholder advances	(65,074)	19,097	37,238
Issuance of common stock	113,501	-	163,501
Net cash provided by (used in) financing activities	170,927	99,097	423,239

Net Increase (Decrease) in Cash	33	(81)	33

Cash, beginning of year	-	235	-

Cash, ending	$ 33	$ 154	$ 33

Supplemental Cash Flows:
Cash paid for interest	$ -	$ -	$ -
Cash paid for taxes	$ -	$ -	$ -

Non Cash Disclosures
Long-term lease paid with stock	$ -	$ 17,500	$ 17,500
Conversion of debt to equity	$ 173,900	$ -	$ 203,400
Conversion of shareholder debt to equity	$ -	$ -	$ 70,000

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

2.            Summary of Significant Accounting Policies

The significant accounting policies followed are:

Basis of Presentation

All adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three and nine month periods ended September 30, 2011, 2010 and the period March 18, 2005 (date of inception) through September 30, 2011; (b) the financial position at September 30, 2011, and (c) cash flows for the nine month periods ended September 30, 2011 and 2010, have been made.

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

The unaudited financial statement and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying unaudited financial statements should be read in conjunction with the financial statements for the years ended December 31, 2010 and notes thereto in the Company’s annual report, filed as an exhibit with the Securities and Exchange Commission. Operating results for the three and nine months ended September 30, 2011, 2010 and for the period March 18, 2005 (date of inception) to September 30, 2011 is not necessarily indicative of the results that may be expected for the entire year.

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

Advertising Costs

The costs of advertising are expensed as incurred.  Advertising expense was $4,047, $0, $5,871, $32 and $34,585 for the three and nine months ended September 30, 2011, 2010, and for the period March 18, 2005 (date of inception) through September 30, 2011, respectively.

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

The Company incurred a net loss for the nine months ended September 30, 2011 and accumulated significant losses for the period March 18, 2005 (date of inception) through the period ended September 30, 2011.  As of September 30, 2011 the Company had minimal cash with which to satisfy any future cash requirements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The Company depends upon capital to be derived from future financing activities such as subsequent offerings of its common stock or debt financing in order to operate and grow the business.  There can be no assurance that the Company will be successful in raising such capital.  The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company's business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to build and maintain websites and to provide services and support to its customers and users.  There may be other risks and circumstances that management may be unable to predict.

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

6.            Property and Equipment

Property and equipment consists of:	September 30, 2011	December 31, 2010
	(unaudited)	(audited)
Office Furniture	$229	$229
Computer Equipment	3,928	3,928
Software	39,809	26,083
	43,966	30,240
Less accumulated depreciation	28,849	23,007
Property and equipment, net	$15,117	$7,233

Depreciation of equipment was $1,498, 2,019, $5,842, $5,789 and $28,849 for the three and nine months ended September 30, 2011, 2010, and for the period March 18, 2005 (date of inception) through September 30, 2011, respectively.

7.            Convertible Notes Payable

The Company received a total of $222,500 ($122,500 during 2011) of proceeds, received on various dates, from an unrelated third party in exchange for a series of convertible promissory notes at an annual interest rate of 8% on any unpaid principal and a maturity date of nine months from the date of advances.  A penalty interest rate will be in effect for any amount of principal or interest which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date.  The note is convertible at the option of the holder at any time during the lending period.  The note is convertible into common stock at a conversion price of the calculated average of the lowest three trading prices for the common stock during the ten trading day period prior to the date of the conversion notification.  The holder has converted a portion of these notes in satisfaction of the amounts due.  During the nine month period ended September 30, 2011, notes with a face value of $187,400 and accrued interest of $900 was converted into 7,238,472 shares of common stock, at an average price of $.0259.  The Company currently reports the amount due, under these convertible notes, of $112,708, which is net of $5,792 of unamortized financing costs (amortized to interest expense over the term of each note) associated with origination fees from the installments.

The Company has recognized the derivative liability associated with this agreement and has revalued the beneficial conversion feature, classifying as a derivative liability.  As of September 30, 2011 and December 31, 2010, the derivative liability was calculated to be $73750 and $77,373, respectively.

The derivative valuation resulted from calculation using an option pricing method for the conversion feature of the note payable. The following assumptions were used in our calculation:

Weighted Average:
Stock Price	$.0248
Strike Price	$.0124
Dividend rate	0.0%
Risk-free interest rate	1.02%
Expected lives (years)	.493
Expected price volatility	310%
Forfeiture Rate	0.0%

On September 23, 2011, the Company entered into an arrangement with a lender whereby the Company assigned certain debt due the majority shareholder, in the amount of $250,000, secured by a five (5) year employment agreement (see related party footnote).  The note is convertible into shares of the Company stock, at the demand of the lender.  The convertible note is interest bearing at 2% per annum, there are no repayment terms.  Terms of conversion define the stock price as at a 50% discount to the stock price defined as the average three deep bid on the day of funding. As of September 30, 2011 we issued 2,250,000 shares valued at $13,500 in satisfaction of payments, resulting in a beneficial conversion at the time of the issuance of $13,500.  Since there is an option for repayment in cash, the beneficial conversion will be determined at the time of demand, if shares are used in satisfaction of the payment request.  The remaineing balance on this convertible note payable is resulting in remaining balance on this convertible note is $236,500.

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

The majority shareholder has advanced funds, since inception, for the purpose of financing working capital and product development.  As of September 30, 2011 and December 31, 2010, these advances amounted to $37,238 and $102,312, respectively. There are no formalized agreement or repayment terms to this advance and the amount is payable upon demand.  In the absence of a formal agreement or stated interest rate, the Company is accruing interest at a minimal variable rate, currently 3%.  Management will periodically adjust the rate recognized, following guidelines of applicable federal rates of interest.  In December 2010 the majority shareholder, with the approval of the Board of Directors, converted $70,000 of the advances into common shares.

On September 23, 2011, the Company entered into an employment agreement with the President and Chief Executive Officer, who is the majority shareholder, whereby the Company’s Board of Directors declared a $250,000 amount payable for a five (5) year employment commitment.  The amount has been deferred and will be ratably expenses, as compensation, over the length of the agreement.

We depend on our sole officer and director, to provide the Company with the necessary funds to implement our business plan, as necessary.  The Company does not have a funding commitment from him or any written agreement for our future required cash needs.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

11.          Commitments, Contingencies and Subsequent Events

The Company has entered into agreement for office and studio space for a six year period, beginning in January 2010 and expiring in December 2015.

Future minimum lease payments for the years ended December 31:

2011	$729
2012	2,917
2013	2,917
2014	2,917
2015	2,917
thereafter	--
$12,396

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

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of IC Places, Inc. for the period ended September 30, 2011 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

Financial information provided in this Form 10-Q for periods subsequent to September 30, 2011 is preliminary and remains subject to audit.. As such, this information is not final or complete, and remains subject to change, possibly materially.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company had $7,529, $7418, $21,215, $17,918 and $54,619 from advertising revenue for the three and nine month periods ended September 30, 2011,  2010 and for the period March 18, 2005 (date of inception) through September 30, 2011, respectively.  The Company has secured a contract for the commitment, at minimum, to distribute six program licenses:  "Instant Movie Reviews"," Instant DVD Reviews", "First Look"," Trailers"," IC Sports".  The Company has also received revenues from other advertising and talent fees.

Operating expenses were $174,971, $299,510, $508,277, $646,767 and $1,637,599 for the three and nine month periods ended September 30, 2011, 2010 and for the period March 18, 2005 (date of inception) through September 30, 2011, respectively.  Significant operating expenses were related to stock-based share payments which were $110,124, $263,306, $349,473, and $542,319 for the three and nine month periods ended September 30, 2011 and 2010, respectively.  Shares were issued as compensation for services rendered.  The Company is recording stock-based compensation, valued at the date of the issuance, and ratably expensing over the service period. Other significant operating expenses were also related to the maintenance of the corporate entity, primarily accounting and legal fees.  Expenses incurred in the development of the web-based search site are expensed as incurred.

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

At September 30, 2011 the Company did not have adequate cash resources to meet current obligations.  Management believes that financial support from the majority shareholder to pay minimal and necessary incurred expense will allow the Company to benefit from advertising revenue streams, currently in-place, to produce the anticipated cash flow necessary to support operations.

At September 30, 2011, the Company had negative working capital of approximately $210,000 as compared to negative $146,000 at December 31, 2010. Working capital as of both dates consisted entirely of cash, accounts receivable, and prepaid expenses, net of current liabilities; accordingly the Company does not anticipate being required to register pursuant to the Investment Company Act of 1940 and expects to be limited in its ability to invest in securities, other than cash equivalents and government securities, accordingly. There can be no assurances that any investment made by the Company will not result in losses.

At September 30, 2011, the Company has minimal cash and tangible assets, increasing accrued liabilities, negligible revenues, and a history of operating losses. The company plans to raise $1.2 Million dollars to launch its next phase of business and expenses associated with the next Phase are listed below. Absent an outside capital infusion, the Company will seek funding from traditional banking and other private sources. There are no assurances that any manner of securities offering (debt or equity) will be successful, and the Company’s revenues are inadequate to provide for the growth projected in this filing. We may be reliant on additional shareholder contributions, including from management, to continue operations. We are hopeful that the market awareness and financial transparency afforded through becoming a reporting company will assist us in procuring additional investment capital or loans.

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

Based upon our evaluation regarding the period ending September 30, 2011, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

(b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None..

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Removed and Reserved.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101	Interactive Data Files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q.**

*     Filed herein

**  In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed "furnished" and not "filed."

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                IC PLACES, INC.

Date: November 14, 2011                 By:  /s/ Steven Samblis

                                                STEVEN SAMBLIS,

                                               Chief Executive Officer

                                                Chief Financial Officer