Form 10-K
period 2011-12-31
IC Places, Inc.
filed 2012-03-29
CIK 1437596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________

FORM 10-K

______________

X	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

407-442-0309
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes X  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer. ☐	Accelerated filer. ☐
Non-accelerated filer. ☐ (Do not check if a smaller reporting company)	Smaller reporting company. X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  X

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2011: $2,336,400

Number of the issuer’s Common Stock outstanding as of March 28, 2012:  355,108,685

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (Check One): Yes  ☐ No  X

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

IC Places was incorporated on March 18, 2005, and is still a development stage company with no revenues. For the years ended; December 31, 2011, 2010 and the period of March 18, 2005 (date of inception) through December 31, 2011, net losses were approximately $988,744, $880,953 and $2,116,460, respectively.  We expect to experience fluctuations in future quarterly and annual operating results that may be caused by many factors, including:

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

ITEM 4.      MINING SAFETY DISCLOSURE

Not applicable.

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

At the present time we have no outstanding options or warrants to purchase securities convertible into common stock.

Price Range of Common Stock

Our Common Stock is quoted on the over-the-counter Pink Sheets LLC electronic quotation service under the symbol “ICPA.PK.”

	High*	Low*
Fiscal Year 2011
First quarter ended March 31, 2011	$.11		$.028
Second quarter ended June 30, 2011	$.29		$.032
Third quarter ended September 30, 2011	$.26		$.013
Fourth quarter ended December 31, 2011	$.013		$.0009
Fiscal Year 2010 *
First quarter ended March 31, 2010	$.02		$.01
Second quarter ended June 30, 2010	$.40	$	. 04
Third quarter ended September 30, 2010	$.06		$.06
Fourth quarter ended December 31, 2010	$.04		$.04

*Reflects effect of reverse split (1:30) on June 11, 2010.

Approximate Number of Equity Security Holders

On December 31, 2011 the Company's common stock had a closing price quotation of $.0009.   As of December 31, 2011, there were approximately 231 certificate holders of record of the Company’s common stock.

Dividends

We have not declared or paid cash dividends on our common stock.

Stock Option Grants

The Company, pursuant to its 2010 Equity Compensation Plan, which has been approved by the Company’s Board of Directors, as filed with the Securities and Exchange Commission on February 26, 2010, will issue up to 25,000,000 shares of common stock.   The 2010 Equity Compensation Plan is hoped to further provide a method whereby the Company’s current employees and officers and non-employee directors and consultants may be stimulated and allow the Company to secure and retain highly qualified employees, officers, directors and non-employee directors and consultants.  No stock options have been issued as of December 31, 2011.

Registration Rights

We have not granted registration rights to the selling shareholders or to any other persons.

ITEM 6.      SELECTED FINANCIAL DATA

The selected financial data, below, should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included in this Annual Report on Form 10-K.

The selected financial data set forth below as of December 31, 2011 and 2010 and for the years then ended are derived from our audited financial statements included in this Annual Report on Form 10-K. All other selected financial data set forth below is derived from our audited financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our results of operations to be expected in the future.

Selected Financial Information:
	For the Year Ended
	Dec 31, 2011	Dec 31, 2010
	(audited)	(audited)

Revenues	$30,666	$24,411
Net Loss	(998,744)	(880,953)
Earnings per share, basic and diluted	(0.03)	(0.11)

Total Assets	$263,796	$59,916
Total Liabilities	529,178	198,438
Total Equity (Deficit)	(265,382)	(138,522)
Working Capital	(275,470)	(145,755)

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

Market Penetration:

Our initial plan is to have an active sales agent in each of our listed markets. The best way to have knowledge of the individual markets is to hire agents that have a strong familiarity of their selling area. In our hiring practices we will be looking for agents that not only have B2B sales experience but also know their market. As we build out our advertising client base in each market, we will consolidate geographic areas as the markets demand. We are looking at having sales agents in a minimum of 85% our selling cities by the end of Q2 of 2012.

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

To aid in client retention we intend to roll out our customer service group by Q2 of 2012. The requirement of this group will be to contact each client on a quarterly basis and give them new information on upcoming changes with IC Places and to help bring value to their individual adverting. The customer service group will pull up each site as they speak with the clients and be available to make changes or recommendations on how to add value to the information that is posted. They will also be attentive to the clients’ concerns and use this information to be sure that we are properly serving our clients’ needs to help with client retention. This group will also aid in pulling some of the responsibilities from the sales agents so that they will be able to remain focused on client accusation and not having to spend all of their time on customer service issues. The head count for this group will be adjusted to meet the needs of our company.

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

Results of Operations

For the years ended December 31, 2011 and 2010.

Revenues

For the years ended; December 31, 2011, 2010 and the period of March 18, 2005 (date of inception) through December 31, 2011, we generated revenues of $30,666, $24,411 and $64,070, respectively.  Revenue was generated from advertising revenue.   The increase was from our initial development efforts.  Subsequent to the year we established our first monthly revenue contract for movie reviews.

Operating Expenses

Operating costs were incurred in the amount of $821,327, $885,149, and $1,950,649 for the years ended December 31, 2011, 2010, and for the period March 18, 2005 (date of inception) through December 31, 2011, respectively.   The decrease was attributable to stock-based compensation expenses of $616,598 compared to $756,930 in the prior year.  Additionally, we have increased our marketing expenses with the event of our first sales contract; we anticipate greater viewership, therefore, will increase our advertisement placement costs in the future.

Net Loss

The Company recognized net losses of $998,744, $880,953 and $2,116,460 for the years ended December 31, 2011 and 2010 and for the period March 18, 2005 (date of inception) through December 31, 2011, respectively.  At this time, normal costs of public filing and increasing advertising efforts will continue and it is not known when significant revenues will occur to off-set these expenses.

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

At December 31, 2011 the Company did not have adequate cash resources to meet current obligations.  Management believes that financial support from the majority shareholder to pay minimal and necessary incurred expense will allow the Company to benefit from advertising revenue streams, currently in-place, to produce the anticipated cash flow necessary to support operations.

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

Subsequent Events

None

Critical Accounting Policies

The Company’s significant accounting policies are presented in the Company’s notes to financial statements for the period ended December 31, 2011 and 2010, which are contained in this filing, the Company’s 2011 Annual Report on Form 10-K. The significant accounting policies that are most critical and aid in fully understanding and evaluating the reported financial results include the following:

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

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

IC Places, Inc.

(A Development Stage Company)

As of December 31, 2011 and 2010 and

for the years ended December 31, 2011, 2010 and for the

period March 18, 2005 (date of inception) through December 31, 2011

Drake & Klein CPAs

A PCAOB Registered Accounting Firm

Report of Independent Registered Public Accounting Firm

Board of Directors

IC Places, Inc.

Orlando, FL

We have audited the accompanying balance sheets of IC Places, Inc. as of December 31, 2011 and 2010 and the related statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2011and 2010 and the period from March 18, 2005 (date of inception) through December 31, 2011.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010 and the results of its operations and its cash flows for the years ended December 31, 2011 and 2010 and for the period March 18, 2005 (date of inception) through December 31, 2011 in conformity with accounting principles generally accepted in the United States of America

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has incurred recurring net losses, resulting in negative cash flows from operations and negative working capital.   There are limited financial assets in which to satisfy any future cash requirements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Drake & Klein, CPAs

Clearwater, Florida

March 26, 2011

PO Box 2493 2451 McMullen Booth Rd 2451 McMullen Booth Rd. Dunedin, FL 34697-2493 Suite 210 727-512-2743 Clearwater, FL 33759-1362	2451 McMullen Booth Rd Suite 210 Clearwater, FL 33759-1362

IC Places, Inc.
(A Development Stage Company)
Balance Sheet

	December 31, 2011	December 31, 2010
	(audited)	(audited)

Current Assets
Cash	$ 2,316	$ -
Accounts Receivable	2,225	2,100
Prepaid Expenses	249,167	50,583
Total Current Assets	253,708	52,683

Property and Equipment	43,966	30,240
Accumulated Depreciation	(33,878)	(23,007)
	10,088	7,233

Deferred Tax Assets	-	-

Total Assets	$ 263,796	$ 59,916

Liabilities and Stockholders' Deficit
Current Liabilities
Accrued Liabilities	$ 31,260	$ 18,753
Convertible Note Payable	353,208	-
Derivative Liability	94,697	77,373
Advances from Stockholder	50,013	102,312
Total Current Liabilities	529,178	198,438

Stockholders' Deficit
Common Stock, $.00001 par value;
2,000,000,000 shares authorized;
335,108,685 and 16,959,147 shares outstanding	3,351	170
Additional Paid In Capital	1,882,935	1,115,331
Unearned Stock Based Compensation	(35,208)	(136,307)
Accumulated Deficit during the Development Stage	(2,116,460)	(1,117,716)
Total Stockholders' Deficit	(265,382)	(138,522)

Total Liabilities and Stockholders' Deficit	$ 263,796	$ 59,916

The accompanying notes are an integral part of these financial statements

IC Places, Inc.
(A Development Stage Company)
Statement of Operations

			Mar 18, 2005
			(inception date)
	For the Year Ended		through
	Dec 31, 2011	Dec 31, 2010	Dec 31, 2011

Revenues	$ 30,666	$ 24,411	$ 64,070

Operating Expenses
Programmer and production expense	47,295	34,945	107,148
Advertising and promotion	5,976	32	34,690
Selling expense	53,703	34,183	117,303
Professional fees	38,036	10,200	90,149
Communications	7,578	5,451	22,898
Administrative	41,270	35,498	101,790
Stock-based compensation	616,598	756,930	1,442,793
Depreciation	10,871	7,910	33,878
total operating expenses	821,327	885,149	1,950,649

Operating Loss	(790,661)	(860,738)	(1,886,579)

Other Income (Expense):
Interest	(32,112)	(13,342)	(47,037)
Change in derivative and beneficial conversion	(175,971)	(6,873)	(182,844)

Net Loss before Income Taxes	(998,744)	(880,953)	(2,116,460)

Income Tax Provision (Benefit)	-	-	-

Net Loss	$ (998,744)	$ (880,953)	$ (2,116,460)

Earnings per share, basic and diluted	$ (0.03)	$ (0.11)
Weighted average shares outstanding	39,675,977	7,697,010

The accompanying notes are an integral part of these financial statements

IC Places, Inc.
(A Development Stage Company)
Statement of Stockholders' Deficit

			Additional	Unearned		Total
	Capital Stock		Paid In	Stock	Accumulated	Stockholders'
	Shares *	Par Value	Capital	Compensation	Deficit	Deficit

Balance, March 18, 2005 (Date of Inception)	-	-	-	-	-	-

Stock-Based Compensation, March 18, 2005, par value	1,666,668	17	49,983			50,000

Net Loss, date of inception through December 31,
2006 (audited)				(65,600)	(65,600)	(65,600)

Balance, December 31, 2006	1,666,668	17	49,983	-	(65,600)	(15,600)

Net Loss, December 31, 2007					(18,160)	(18,160)

Balance, December 31, 2007	1,666,668	17	49,983	-	(83,760)	(33,760)

Acquisition for stock, January 15, 2008	717,335	7	207			214

Net Loss, December 31, 2008					(94,339)	(94,339)

Balance, December 31, 2008	2,384,003	24	50,190	-	(178,099)	(127,885)

Shares issued for services, December 2009	626,000	6	19,044			19,050

Net Loss, December 31, 2009					(58,664)	(58,664)

Balance, December 31, 2009	3,010,003	30	69,234	-	(236,763)	(167,499)

Shares issued for services:
January, 2010 at $.3974 per share	6,668	-	2,650			2,650
February, 2010 at $.2558 per share	93,334	1	23,873			23,874
March, 2010 at $.2703	3,025,334	30	817,837			817,867
July, 2010 at $.033 per share	3,556,073	36	58,810			58,846
November 2010, $.025	300,000	3	7,497			7,500
December 2010, $.018	2,000,000	20	35,980			36,000

Shares issued, in advance of service period :						-
Unearned stock compensation				(817,840)		(817,840)
Stock compensation earned in period				681,533		681,533

Debt converted to shares:
Shareholder, December 2010, $.0175	4,000,000	40	69,960			70,000
Noteholder, November 2010, $.0305	967,735	10	29,490			29,500

Net Loss, December 31, 2010					(880,953)	(880,953)

Balance, December 31, 2010	16,959,147	170	1,115,331	(136,307)	(1,117,716)	(138,522)

Shares issued, in advance of service period :
Issued January 24, 2011, valued at $.065, 2 years	1,000,000	10	64,990	(65,000)		-
Deferred stock compensation earned in period				166,099		166,099

Shares issued for services:
January 24, 2011 at $.065 per share	1,100,000	11	71,489			71,500
August 16, 2011 at $.031 per share	3,000,000	30	92,970			93,000
October 17, 2011 at $.002 per share	25,238,095	252	50,248			50,500
December 9, 2011 at $.0011 per share	170,000,000	1,700	185,300			187,000

Debt and accrued interest converted to shares:
Noteholder, January 2011, $.0271	2,604,866	26	70,474			70,500
Noteholder, May 2011, $.0255	917,647	9	23,391			23,400
Noteholder, August 2011, $.0302	2,650,385	27	79,973			80,000
Noteholder, September 23, 2011, $.003	2,250,000	22	38,278			38,300
Noteholder, September 30, 2011, $.0061	1,065,574	11	6,489			6,500
Noteholder, October 27, 2011, $.003	5,000,000	50	14,950			15,000
Noteholder, November 10, 2011, $.0024	7,400,000	74	17,726			17,800
Noteholder, November 21, 2011, $.0058	7,400,000	74	42,826			42,900
Noteholder, December 30 2011, $.0001	88,522,971	885	8,500			9,385

Net Loss, December 31, 2011					(998,744)	(998,744)

Balance, December 31, 2011	335,108,685	$ 3,351	$ 1,882,935	$ (35,208)	$ (2,116,460)	$ (265,382)

* Shares issued prior to June 10, 2010 have been retroactively restated to reflect a 30:1 reverse stock split.

The accompanying notes are an integral part of these financial statements

IC Places, Inc.
(A Development Stage Company)
Statement of Cash Flows
			Mar 18, 2005
			(inception date)
	Dec 31, 2011	Dec 31, 2010	through
	(audited)	(audited)	Dec 31, 2011

Cash Flows from Operating Activities:
Net Loss from Operations	$ (998,744)	$ (880,953)	$ (2,116,460)

Adjustments to reconcile net loss to meet cash provided by operating activities:
Depreciation	10,871	7,910	33,878
Stock Based Compensation	616,598	756,930	1,442,793
Stock Based Payments for Rents	15,416	2,916	18,333
Change in Derivative	159,418	6,873	187,190
Amortization of finance costs
Decreases (increases) in assets and liabilities:
Accounts Receivable	(125)	(2,100)	(2,225)
Accrued Liabilities	13,407	(2,279)	31,260
Net cash (used in) provided by operations	(183,159)	(110,703)	(405,231)

Cash Flows from Investing Activities:
Capital Expenditures	(13,726)	(6,707)	(43,966)
Net cash provided by (used in) investing activities	(13,726)	(6,707)	(43,966)

Cash Flows from Financing Activities:
Proceeds from notes and loans	251,500	100,000	351,500
Stockholder advances, proceeds	28,863	17,175	28,863
Stockholder advances, repayments	(81,162)	-	21,150
Issuance of common stock	-	-	50,000
Net cash provided by (used in) financing activities	199,201	117,175	451,513

Net Increase (Decrease) in Cash	2,316	(235)	2,316

Cash, beginning of year	-	235	-

Cash, ending	$ 2,316	$ -	$ 2,316

Supplemental Cash Flows:
Cash paid for interest	$ -	$ -	$ -
Cash paid for taxes	$ -	$ -	$ -

Non Cash Disclosures
Long-term lease paid with stock	$ -	$ 17,500	$ 17,500
Conversion of debt to equity	$ 303,785	$ 29,500	$ 333,285
Conversion of shareholder debt to equity	$ -	$ 70,000	$ 70,000
Conversion of shareholder debt to note	$ 250,000	$ -	$ 250,000

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

Property and Equipment

Property and equipment is stated at cost.  Depreciation is computed by the straight-line method over estimated useful lives (3-7 years).  The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted.  Based upon its most recent analysis, the Company believes that no impairment of property and equipment existed at December 31, 2011.

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

Advertising Costs

The costs of advertising are expensed as incurred.  Advertising expense was $5,976, $32 and $34,690 for the year ended December 31, 2011, 2010, and for the period March 18, 2005 (date of inception) through December 31, 2011, respectively.

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

4.            Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.

The Company incurred a net loss for the year ended December 31, 2011 and accumulated significant losses for the period March 18, 2005 (date of inception) through the period ended December 31, 2011.  As of December 31, 2011 the Company had minimal cash with which to satisfy any future cash requirements.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The Company depends upon capital to be derived from future financing activities such as subsequent offerings of its common stock or debt financing in order to operate and grow the business.  There can be no assurance that the Company will be successful in raising such capital.  The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company's business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to build and maintain websites and to provide services and support to its customers and users.  There may be other risks and circumstances that management may be unable to predict.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

5.            Recently Issued Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is intended to improve comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. generally accepted accounting principles and International Financial Reporting Standards. This standard clarifies the application of existing fair value measurement requirements including (1) the application of the highest and best use valuation premise, (2) the methodology to measure the fair value of an instrument classified in a reporting entity’s shareholders’ equity, (3) disclosure requirements for quantitative information on Level 3 fair value measurements and (4) guidance on measuring the fair value of financial instruments managed within a portfolio. In addition, the standard requires additional disclosures of the sensitivity of fair value to changes in unobservable inputs for Level 3 securities.  This standard is effective for interim and annual reporting periods ending on or after December 15, 2011.  The adoption of this guidance did not have a significant impact on the Company’s financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”, which requires that comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The standard also requires entities to disclose on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net earnings.  This standard no longer allows companies to present components of other comprehensive income only in the statement of equity.  This standard is effective for interim and annual reporting periods beginning after December 15, 2011.  The adoption of this guidance did not have a significant impact on the Company’s financial statements other than the prescribed change in presentation.

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

6.            Property and Equipment

Property and equipment consists of:

	2011	2010
Office Furniture	$229	$229
Computer Equipment	3,928	3,928
Software	39,809	26,083
	43,966	30,240
Less accumulated depreciation	33,878	23,007
Property and equipment, net	$10,088	$7,233

Depreciation of equipment was $10,871, $7,910 and $33,878 for the year ended December 31, 2011, 2010, and for the period March 18, 2005 (date of inception) through December 31, 2011, respectively.

7.            Convertible Notes Payable

The Company received a total of $242,500 ($142,500 during 2011) of proceeds, received on various dates, from an unrelated third party in exchange for a series of convertible promissory notes at an annual interest rate of 8% on any unpaid principal and a maturity date of nine months from the date of advances.  A penalty interest rate will be in effect for any amount of principal or interest which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date.  The note is convertible at the option of the holder at any time during the lending period.  The note is convertible into common stock at a conversion price of the calculated average of the lowest three trading prices for the common stock during the ten trading day period prior to the date of the conversion notification.  The holder has converted a portion of these notes in satisfaction of the amounts due.  The Company currently reports the amount due, under these convertible notes, of $139,208, which is net of $3,292 of unamortized financing costs (amortized to interest expense over the term of each note) associated with origination fees from the installments.

The Company has recognized the derivative liability associated with this agreement and has revalued the beneficial conversion feature, classifying as a derivative liability.  As of December 31, 2011 and December 31, 2010, the derivative liability was calculated to be $94,697 and $77,373, respectively.

The derivative valuation resulted from calculation using an option pricing method for the conversion feature of the note payable. The following assumptions were used in our calculation:

Weighted Average:
Stock Price	$.0248
Strike Price	$.0124
Dividend rate	0.0%
Risk-free interest rate	1.02%
Expected lives (years)	.493
Expected price volatility	310%
Forfeiture Rate	0.0%

On September 23, 2011, the Company entered into an arrangement with a lender whereby the Company assigned certain debt due the majority shareholder, in the amount of $250,000, secured by a five (5) year employment agreement (see related party footnote).  The note is convertible into shares of the Company stock, at the demand of the lender.  The convertible note is interest bearing at 2% per annum, there are no repayment terms.  Terms of conversion define the stock price as at a 50% discount to the stock price defined as the average three deep bid on the day of funding.  As of December 31, 2011 we issued 22,050,000 shares valued at $36,000 in satisfaction of payments, resulting in a beneficial conversion at the time of the issuance of $78,000.  Since there is an option for repayment in cash, the beneficial conversion will be determined at the time of demand, if shares are used in satisfaction of the payment request.  The remaining balance on this convertible note payable is resulting in remaining balance on this convertible note is $214,000.

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

10.            Related Party Transactions

The majority shareholder has advanced funds, since inception, for the purpose of financing working capital and product development.  As of December 31, 2011 and December 31, 2010, these advances amounted to $50,013 and $102,312, respectively.  There are no formalized agreement or repayment terms to this advance and the amount is payable upon demand.  In the absence of a formal agreement or stated interest rate, the Company is accruing interest at a minimal variable rate, currently 3%.  Management will periodically adjust the rate recognized, following guidelines of applicable federal rates of interest.  In December 2010 the majority shareholder, with the approval of the Board of Directors, converted $70,000 of the advances into common shares.

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

11.          Commitments, Contingencies and Subsequent Events

The Company has entered into agreement for office and studio space for a six year period, beginning in January 2010 and expiring in December 2015.

Future minimum lease payments for the years ended December 31:

2012	$2,917
2013	2,917
2014	2,917
2015	2,917
thereafter	--
$11,668

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

 ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have engaged Randall N. Drake, C.P.A., ("Drake") as our independent auditor.  He is our first auditor and we have not had any disagreements with Drake on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, in connection with its reports.

ITEM 9A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and acting Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending December 31, 2011 covered by this Annual Report on Form 10-K.  Based upon such evaluation, the Chief Executive Officer and acting Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  This conclusion by the Company’s Chief Executive Officer and acting Chief Financial Officer does not relate to reporting periods after December 31, 2011.

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

Management, under the supervision of the Company’s Chief Executive Officer and acting Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2011 under the criteria set forth in the in Internal Control—Integrated Framework.

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

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the year ended December 31, 2011, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Name	Position	Period	Age
----------------------	--------------------------	---------------	----------
Steven Samblis 5428 S Bracken Court Winter Park, FL 32792	President, Chief Executive Officer and Chairman	Sept 2003 - Present	50
Shawn Conti 3111 W De Leon #8 Tampa FL 33609	Secretary, Treasurer and Director	Jan 2007 - Present	31
Luke Martin 502 W. Babcock Bozeman, MT 59715	Chief Technology Officer	Jan 2008 - Present	33
Peter Messineo 1982 Otter Way Palm Harbor, FL 34685	Chief Financial Officer	February 2010 – Present	51

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Management Team

Steve Samblis, President, CEO and Chairman of the Board

Mr. Samblis is the founder of IC Places and has been dedicating significant time, commencing in 2002, in the development and execution of its plan of operations.  Prior to IC Places, Inc., Mr. Samblis worked several years as a stock broker. He also consulted with the Michigan Senate in regards to securities legislation.  During his period as a stockbroker, he founded a company that produced and marketed audio programs.  Steve co-hosted “The World’s Most Powerful Marketing Tool” with author Mark Victor Hansen of “Chicken Soup for the Soul” fame.  Returning to the brokerage industry, Steve worked in the area of IPO Analysis. In this position he was quoted in over 200 magazines, ranging from “Time” to “The Wall Street Journal”.  Later Steve hosted the Investor’s Institute, a TV show which aired nationally.  During the show Steve toured the U.S. and delivered seminars teaching people about IPOs.

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

Shawn Conti: Secretary, Treasurer, Business Development Officer

Shawn Conti earned a BS in Economics from the Richard T. Farmer School of Business at Miami University in Oxford, OH. Shawn currently resides in Tampa, FL and is active in commercial real estate development and leasing.  Shawn specializes in retail real estate and has worked with the nation's largest retail developers and Real Estate Investment Trusts.  Shawn is a Member of the International Council of Shopping Centers (ICSC), ICSC Next Generation, a Licensed Florida Real Estate Broker and is a candidate for the prestigious CCIM designation.  In 2008, Real Estate Florida magazine named Shawn to its 30 under 30 list, which honors the most successful commercial real estate professionals under the age of 30.

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

ITEM 11.     EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal years ended December 31, 2011 and 2010.

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended December 31, 2011 and 2010 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and principal position(1)	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Comp ($)	Non-Qualified Deferred Comp Earnings ($)	All Other Comp ($)	Total ($)
Steven Samblis, President, Chief Executive Officer and Chairman	2011 2010 2009 2008 2007	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-

Shawn Conti, Secretary, Treasurer and Director	2011 2010 2009 2008 2007	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-

Luke Martin, Chief Technology Officer	2011 2010 2009 2008 2007	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-

Peter Messineo, Chief Financial Officer	2011 2010 2009 2008 2007	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-	-0- -0- 1500 1500 -0-	-0- -0- 1500 1500 -0-

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

Peter Messineo has received no compensation from us nor have we accrued any cash or non-cash compensation for his services since he was elected as an officer and director.  He will not receive any compensation from us for his services until after we achieve significant operational revenues.

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

Name	Position	Common Stock Owned	Percentage Owned
----------------------	--------------------------	-------------------	----------------
Steven Samblis 5428 S Bracken Court Winter Park, FL 32792	President, Chief Executive Officer and Chairman	105,916,762	31.6%
Shawn Conti 3111 W De Leon #8 Tampa, FL 33609	Secretary, Treasurer and Director	67,500	>1%
Luke Martin 502 W. Babcock Bozeman, MT 59715	Chief Technology Officer	247,000	>1%
Peter Messineo 1982 Otter Way Palm Harbor, FL 34685	Chief Financial Officer	102,033,334	30.4%

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

In 2005, the Company issued 20,000,000 share of its stock valued at par ($50,000) in exchange for Steven Samblis’ development of ICPlaces.com websites.  This cost and all related compensation to Steven Samblis (an officer of the Company) has been charged to expense in 2005.  Following a 1:10 reverse split in 2007, and certain transfers affected for personal financial planning purposes, Steve Samblis  owned 47,476,800.  Steve Samblis converted $70,000 of debt payable for 4,000,000 shares of common stock, at the current fair market value of approximately $.0175 per share.  Following a 1:30 split on June 11, 2010 and converting $70,000 debt to stock Steve Samblis owns 9,521,560 shares.  As of December 31, 2011, Mr. Samblis beneficially ownes 105,916,762 shares of common stock.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Randall N. Drake, CPA, PA has been our principal auditor, commencing in 2008.  For professional services rendered for the audit of the Company’s financial statements for the years ended December 31, 2011 and 2010 and for the review of the Company’s financial statements for the periods ended March 31, June 30, and September 30, 2011.  Audit fees by year were:

Total
2011	$14,000
2010	$14,000

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2011 and 2010.

Tax Fees

For the Company’s fiscal years ended December 31, 2011 and 2010, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the period ended December 31, 2011 and 2010.

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

IC Places, Inc.

	By:	/s/ Steven Samblis
Steven Samblis
Chief Executive Officer

Dated:	March 28, 2012

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

Name	Title	Date

/s/ Steven Samblis	Director, Chairman, Chief Executive Officer	March 28, 2012
Steven Samblis

/s/ Peter Messineo	Chief Financial Officer	March 28, 2012
Peter Messineo

/s/ Shawn Conti	Director, Secretary, Treasurer	March 28, 2012
Shawn Conti