Form 10-Q/A
period 2011-09-30
IC Places, Inc.
filed 2012-04-17
CIK 1437596

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

Amendment 1

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

EXPLANATORY NOTE

We are amending our filing of September 30, 2011 to disclose the name, Greystone Funding, LLC., as the note holder of the convertible note dated September 23, 2011, which was previously omitted.  No other changes have been made to the financial statements or disclosures.

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

Continued on next page

Continued from prior page

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

The Company has recognized the derivative liability associated with this agreement and has revalued the beneficial conversion feature, classifying as a derivative liability.  As of September 30, 2011 and December 31, 2010, the derivative liability was calculated to be $73,750 and $77,373, respectively.

The derivative valuation resulted from calculation using an option pricing method for the conversion feature of the note payable. The following assumptions were used in our calculation:

Weighted Average:
Stock Price	$.0248
Strike Price	$.0124
Dividend rate	0.0%
Risk-free interest rate	1.02%
Expected lives (years)	.493
Expected price volatility	310%
Forfeiture Rate	0.0%

On September 23, 2011, the Company entered into an arrangement with Greystone Funding, LLC, ("Greystone") whereby the Company assigned certain debt due the majority shareholder, in the amount of $250,000, secured by a five (5) year employment agreement (see related party footnote).  The note is convertible into shares of the Company stock, at the demand of Greystone.  The convertible note is interest bearing at 2% per annum, there are no repayment terms.  Terms of conversion define the stock price as at a 50% discount to the stock price defined as the average three deep bid on the day of funding. As of September 30, 2011 we issued 2,250,000 shares valued at $13,500 in satisfaction of payments, resulting in a beneficial conversion at the time of the issuance of $13,500.  Since there is an option for repayment in cash, the beneficial conversion will be determined at the time of demand, if shares are used in satisfaction of the payment request.  The remaining balance on this convertible note payable is resulting in remaining balance on this convertible note is $236,500.

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

IC PLACES, INC.

Date: April 17, 2012	By: /s/ Steven Samblis
STEVEN SAMBLIS, Chief Executive Officer Chief Financial Officer