Form 10-Q
period 2012-03-31
IC Places, Inc.
filed 2012-05-15
CIK 1437596

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012.

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

The number of shares of the issuer’s common stock, par value $.00001 per share, outstanding as of May 7, 2012 was approximately 621,827,205.

Part I.  Financial Information

Item 1.  Financial Statements.

IC Places, Inc.
(Previously a Development Stage Company)
Balance Sheets

	March 31, 2012	December 31, 2011
	(unaudited)	(audited)

Current Assets
Cash	$ 201	$ 2,316
Accounts receivable	2,225	2,225
Prepaid expenses	235,938	249,167
Total Current Assets	238,364	253,708

Property and equipment	43,966	43,966
Accumulated depreciation	(34,948)	(33,878)
	9,018	10,088

Deferred Tax Assets	-	-

Total Assets	$ 247,382	$ 263,796

Liabilities and Stockholders' Deficit
Current Liabilities
Accrued liabilities	$ 20,475	$ 31,260
Convertible note payable	290,333	353,208
Derivative liability	71,110	94,697
Advances from stockholder	34,369	50,013
Total Current Liabilities	416,287	529,178

Stockholders' Deficit
Common stock, $.00001 par value;
2,000,000,000 shares authorized;
621,827,205 and 335,108,685 shares outstanding	6,218	3,351
Additional paid in capital	2,032,568	1,882,935
Unearned stock based compensation	(27,083)	(35,208)
Accumulated deficit	(2,180,608)	(2,116,460)
Total Stockholders' Deficit	(168,905)	(265,382)

Total Liabilities and Stockholders' Deficit	$ 247,382	$ 263,796

The accompanying notes are an integral part of these financial statements.

IC Places, Inc.
(Previously a Development Stage Company)
Statements of Operations
(unaudited)

	For the Three Months Ended
	Mar 31, 2012	Mar 31, 2011

Revenues	$ 9,423	$ 6,300

Operating Expenses:
Production expense	32,988	7,872
Advertising and promotion	1,670	1,524
Selling expense	11,297	16,684
Professional fees	5,870	1,693
Communications	2,718	2,988
Administrative	12,080	13,121
Stock-based compensation	20,625	222,224
Depreciation	1,070	2,172
Total operating expenses	88,318	268,278

Operating Loss	(78,895)	(261,978)

Other Income (Expense):
Interest	(5,798)	(4,177)
Change in derivative	23,587	(21,407)
Beneficial conversion	(15,000)	-
Settlement of debts	11,958	-

Net Loss before Income Taxes	(64,148)	(287,562)

Income Tax Provision (Benefit)	-	-

Net Loss	$ (64,148)	$ (287,562)

Earnings per share, basic and diluted	$ (0.00)	$ (0.01)
Weighted average shares outstanding	555,629,742	20,314,218

The accompanying notes are an integral part of these financial statements.

IC Places, Inc.
(Previously a Development Stage Company)
Statement of Stockholders' Deficit

			Additional	Unearned		Total
	Capital Stock		Paid In	Stock	Accumulated	Stockholders'
	Shares	Par Value	Capital	Compensation	Deficit	Deficit

Balance, December 31, 2010	16,959,147	$ 170	$ 1,115,331	$ (136,307)	$ (1,117,716)	$ (138,522)

Shares issued, in advance of service period	1,000,000	10	64,990	(65,000)		-
Shares issued in exchange for services	199,338,095	1,993	400,007			402,000
Debt and accrued interest converted to shares	117,811,443	1,178	302,607			303,785
Deferred stock compensation earned in period				166,099		166,099

Net loss					(998,744)	(998,744)

Balance, December 31, 2011	335,108,685	3,351	1,882,935	(35,208)	(2,116,460)	(265,382)

Shares issued in exchange for debt (unaudited)	286,718,520	2,867	134,633			137,500
Deferred stock compensation earned in period (unaudited)				8,125		8,125
Beneficial conversion of convertible note (unaudited)			15,000			15,000

Net loss, March 31, 2012 (unaudited)					(64,148)	(64,148)

Balance, March 31, 2012 (unaudited)	621,827,205	$ 6,218	$ 2,032,568	$ (27,083)	$ (2,180,608)	$ (168,905)

The accompanying notes are an integral part of these financial statements.

IC Places, Inc.
(Previously a Development Stage Company)
Statements of Cash Flows
(unaudited)

	For the Three Months Ended
	Mar 31, 2012	Mar 31, 2011

Cash Flows from Operating Activities:
Net loss	$ (64,148)	$ (287,562)

Adjustments to reconcile net loss to meet cash provided by operating activities:
Depreciation	1,070	2,172
Stock based compensation	20,625	222,224
Stock based payments for rents	729	729
Change in derivative	(23,587)	21,407
Beneficial conversion	15,000	-
Amortization of finance costs	4,625	-
Settlement of debts	(11,958)	-
Decreases (increases) in assets and liabilities:
Accrued liabilities	1,173	(1,351)
Net cash (used in) operating activities	(56,471)	(42,381)

Cash Flows from Financing Activities:
Proceeds from notes and loans	70,000	72,500
Stockholder advances, proceeds	4,500	-
Stockholder advances, repayments	(20,144)	(17,506)
Net cash provided by financing activities	54,356	54,994

Net increase (Decrease) in Cash	(2,115)	12,613
Cash, beginning of year	2,316	-
Cash, ending	$ 201	$ 12,613

Supplemental Cash Flows:
Cash paid for interest	$ -	$ -
Cash paid for taxes	$ -	$ -

Non Cash Disclosures
Conversion of debt to equity	$ 137,500	$ 7,050

The accompanying notes are an integral part of these financial statements.

IC Places, Inc.

(Previously a Development Stage Company)

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

All adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three month period ended March 31, 2012 and 2011; (b) the financial position at March 31, 2012, and (c) cash flows for the three month period ended March 31, 2012 and 2011, has been made.

The unaudited financial statement and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted.  The accompanying unaudited financial statements should be read in conjunction with the financial statements for the years ended December 31, 2011 and notes thereto in the Company’s annual report, filed as an exhibit with the Securities and Exchange Commission.  Operating results for the three months ended March 31, 2012 and 2011 is not necessarily indicative of the results that may be expected for the entire year.

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

Advertising Costs

The costs of advertising are expensed as incurred.  Advertising expense was $1,670 and $1,524 for the three months ended March 31, 2012 and 2011, respectively.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares outstanding during the year.  Diluted earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares.  There are no options or warrants outstanding, however, convertible notes payable are considered to be common stock equivalents, at the date of their maturity (when available to convert).   As of March 31, 2012 and 2011, there are no share equivalents and, thus, anti-dilution issues are not applicable.

3.            Previously a Development Stage Enterprise

The Company was considered to be in development stage since its formation on March 18, 2005 through December 31, 2011.  Through December 31, 2011, the Company had been primarily engaged in developing an internet portal website and raising capital to carry out its business plan. The Company, through its service offerings, has established a recurring base of business and has acquired agreements which will generate additional advertising revenue.  The Company expects to continue to incur significant operating losses and to generate negative cash flow from operating activities while it advances  its customer base and establishes itself in the marketplace.  The Company's ability to eliminate operating losses and to generate positive cash flow from operations in the future will depend upon a variety of factors, many of which it is unable to control.  The Company is requiring additional capital and will allocate substantial revenues generated towards advertising and branding of its business model.  The Company anticipates generating adequate revenues to cover its operating expenses, however, may not be able to eliminate operating losses, generate positive cash flow, or achieve or sustain profitability, which would materially adversely affect its business, operations, and financial results, as well as its ability to make payments on any obligations it may incur.

4.            Going Concern

The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.

The Company incurred a net loss for the three months ended March 31, 2012.  As of March 31, 2012 the Company had minimal cash with which to satisfy any future cash requirements.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The Company depends upon capital to be derived from future financing activities such as subsequent offerings of its common stock or debt financing in order to operate and grow the business.  There can be no assurance that the Company will be successful in raising such capital.  The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company's business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to build and maintain websites and to provide services and support to its customers and users.  There may be other risks and circumstances that management may be unable to predict.

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

6.            Property and Equipment

	March 31, 2012	December 31, 2011
	(unaudited)	(audited)
Office Furniture	$229	$229
Computer Equipment	3,928	3,928
Software	39,809	39,809
	43,966	43,966
Less accumulated depreciation	34,948	33,878
Property and equipment, net	$9,018	$10,088

Depreciation of equipment was $1,070 and $2,172 for the three months ended March 31, 2012 and 2011, respectively.

7.            Convertible Notes Payable

Notes payable consists of the following convertible notes (further described below):

	March 31, 2012	December 31, 2011
	(unaudited)	(audited)
Convertible notes payable: a series of notes have been issued at various times with identical terms: maturity within 9 months; interest rate at 8%; convertible at 65% discount to trading fair market value; convertible at option of holder	$97,500	$142,500
Convertible demand note payable, dated September 23, 2011, no maturity date, 2% interest rate, convertible at 50% discount to trading price at time of demand	199,000	214,000
Deferred financing costs	(6,167)	(3,292)
	290,333	353,208
Long-term portion of convertible debt	--	--
Current portion of convertible debt	$290,333	$353,208

The Company received a total of $70,000 (net of $7,500 of financing costs) and $72,500 of proceeds, received on various dates, from an unrelated third party in exchange for a series of convertible promissory notes at an annual interest rate of 8% on any unpaid principal and a maturity date of nine months from the date of advances, for the three month periods ending March 31, 2012 and 2011, respectively.  A penalty interest rate will be in effect for any amount of principal or interest which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date.  The note is convertible at the option of the holder at any time during the lending period.  The note is convertible into common stock at a conversion price of 35% (65% discount) of the calculated average of the lowest three trading prices for the common stock during the ten trading day period prior to the date of the conversion notification.  The holder has converted a portion of these notes in satisfaction of the amounts due.  During the three month period ended March 31, 2012, notes with a face value of $122,500 was converted into 256,718,520 shares of common stock, at an average price of $.00048, calculated per the agreed terms listed above.  The Company currently reports the amount due, under these convertible notes, of $97,500, which is net of $6,167 of unamortized financing costs (amortized to interest expense over the term of each note) associated with origination fees from the installments.

The Company has recognized the derivative liability associated with this agreement and has revalued the beneficial conversion feature, classifying as a derivative liability.  As of March 31, 2012 and December 31, 2011, the derivative liability was calculated to be $71,110 and $94,697, respectively.

The derivative valuation resulted from calculation using an option pricing method for the conversion feature of the note payable. The following assumptions were used in our calculation:

Weighted Average:
Stock Price	$.0024
Strike Price	$.0012
Dividend rate	0.0%
Risk-free interest rate	1.29%
Expected lives (years)	.5
Expected price volatility	367.98%
Forfeiture Rate	0.0%

On September 23, 2011, the Company entered into an arrangement with a lender whereby the Company assigned certain debt due the majority shareholder, in the amount of $250,000, secured by a five (5) year employment agreement (see related party footnote).  The note is convertible into shares of the Company stock, at the demand of the lender.  The convertible note is interest bearing at 2% per annum, there are no repayment terms.  Terms of conversion define the stock price as at a 50% discount to the stock price defined as the average three deep bid on the day of funding. Since inception of this note, through March 31, 2012 we issued 5,250,000 shares valued at $33,500 in satisfaction of payments.  Payments resulted in the recognition of a beneficial conversion, at the time of the issuance, of $15,000 and $0 for the three month periods ended March 31, 2012 and 2011, respectively.  Since there is an option for repayment in cash, the beneficial conversion will be determined at the time of demand, if shares are used in satisfaction of the payment request.  The remaining balance on this convertible note payable is resulting in remaining balance on this convertible note is $199,000 and $214,000 as of March 31, 2012 and December 31, 2011, respectively.

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

The company has one class of stock, common.  Two billion (2,000,000,000) shares of stock are authorized by the company’s Amended Articles of Incorporation filed within the State of Delaware, at par value $.00001.

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

The majority shareholder has advanced funds, since inception, for the purpose of financing working capital and product development.  As of March 31, 2012 and December 31, 2011, these advances amounted to $34,369 and $50,013, respectively.  There are no formalized agreement or repayment terms to this advance and the amount is payable upon demand.  In the absence of a formal agreement or stated interest rate, the Company is accruing interest at a minimal variable rate, currently 3%.  Management will periodically adjust the rate recognized, following guidelines of applicable federal rates of interest.   Accrued interest on these advances is $5,392 and $5,072 as of March 31, 2011 and December 31, 2011, respectively.

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

 11.          Commitments, Contingencies and Subsequent Events

The Company has entered into agreement for office and studio space for a six year period, beginning in January 2010 and expiring in December 2015.

Future minimum lease payments for the years ended December 31:

2012	2,917
2013	2,917
2014	2,917
2015	2,917
thereafter	--
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

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of IC Places, Inc. for the period ended March 31, 2012 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties.  In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements.  Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

Financial information provided in this Form 10-Q for periods subsequent to March 31, 2012 is preliminary and remains subject to audit.  As such, this information is not final or complete, and remains subject to change, possibly materially.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company had $9,423 and $6,300 from advertising revenue for the three month periods ended March 31, 2012 and 2011, respectively.  The Company has secured a contract for the commitment, at minimum, to distribute six program licenses: "Instant Movie Reviews"," Instant DVD Reviews", "First Look"," Trailers"," IC Sports".  The Company has also received revenues from other advertising and talent fees.

Operating expenses were $88,318 and $268,278 for the three month periods ended March 31, 2012 and 2011, respectively.  Significant operating expenses were related to stock-based share payments which were $20,625 and $222,224 for the three month periods ended March 31, 2012 and 2011, respectively.  Shares were issued as compensation for services rendered.  The Company is recording stock-based compensation, valued at the date of the issuance, and ratably expensing over the service period.  Other significant operating expenses were also related to the maintenance of the corporate entity, primarily accounting and legal fees.  Expenses incurred in the development of the web-based search site are expensed as incurred.

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

At March 31, 2012, the Company did not have adequate cash resources to meet current obligations.  Management believes that financial support from the majority shareholder to pay minimal and necessary incurred expense will allow the Company to benefit from advertising revenue streams, currently in-place, to produce the anticipated cash flow necessary to support operations.

At March 31, 2012, the Company had negative working capital of approximately $178,000 as compared to negative $275,000 at December 31, 2011.  Working capital as of both dates consisted entirely of cash, accounts receivable, and prepaid expenses, net of current liabilities.

At March 31, 2012, the Company has minimal cash and tangible assets, increasing accrued liabilities, negligible revenues, and a history of operating losses.  Absent an outside capital infusion, the Company will seek funding from traditional banking and other private sources.  There are no assurances that any manner of securities offering (debt or equity) will be successful, and the Company’s revenues are inadequate to provide for the growth projected in this filing.  We may be reliant on additional shareholder contributions, including from management, to continue operations.  We are hopeful that the market awareness and financial transparency afforded through becoming a reporting company will assist us in procuring additional investment capital or loans.

As reflected in the audited financial statements, as of December 31, 2011, our auditor’s report included an explanatory paragraph concerns that raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company's ability to become profitable and or attain funding through additional sale of common stock or debt financing.  The unaudited financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

With respect to the period ending March 31, 2012, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures,  as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based upon our evaluation regarding the period ending March 31, 2012, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

(b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None..

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures.

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

                                                IC PLACES, INC.

Date: May 7, 2012                              By:  /s/ Steven Samblis

                                                STEVEN SAMBLIS,

                                               Chief Executive Officer

                                                Chief Financial Officer