Form 10-Q
period 2012-06-30
IC Places, Inc.
filed 2012-08-14
CIK 1437596

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012.

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________.

Commission file number 000-53278

IC PLACES, INC.

(Name of small business issuer in its charter)

Delaware

(State or other jurisdiction of incorporation or organization)

42-1662836

(I.R.S. Employer Identification No.)

1211 Orange Ave., Suite 300, Winter Park, FL  32789

(Address of principal executive offices and Zip Code)

Registrant’s telephone number, including area code:   407.442.0309

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

The number of shares of the issuer’s common stock, par value $.00001 per share, outstanding as of August 13, 2012 was approximately 798,427,205.

Part I.  Financial Information

Item 1.  Financial Statements.

IC Places, Inc.
(Previously a Development Stage Company)
Balance Sheets

	June 30, 2012	December 31, 2011
	(unaudited)	(audited)
Current Assets
Cash	$37,056	$2,316
Accounts receivable	2,225	2,225
Prepaid expenses	222,708	249,167
Total Current Assets	261,989	253,708

Property and equipment	43,966	43,966
Accumulated depreciation	(35,897)	(33,878)
	8,069	10,088

Total Assets	$270,058	$263,796

Liabilities and Stockholders' Deficit
Current Liabilities
Accrued liabilities	$24,833	$31,260
Convertible note payable	269,747	353,208
Derivative liability	90,159	94,697
Advances from stockholder	16,264	50,013
Total Current Liabilities	401,003	529,178

Stockholders' Deficit
Common stock, $.00001 par value;
2,000,000,000 shares authorized;
663,427,205 and 16,959,147 shares outstanding	6,634	3,351
Additional paid in capital	2,232,652	1,882,935
Unearned stock based compensation	(18,958)	(35,208)
Accumulated deficit during the development stage	(2,351,273)	(2,116,460)
Total Stockholders' Deficit	(130,945)	(265,382)

Total Liabilities and Stockholders' Deficit	$270,058	$263,796

The accompanying notes are an integral part of these financial statements.

IC Places, Inc.
(Previously a Development Stage Company)
Statements of Operations
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	Jun 30, 2012	Jun 30, 2011	Jun 30, 2012	Jun 30, 2011

Revenues	$10,800	$7,386	$20,223	$13,686

Operating Expenses
Production expense	19,442	5,803	52,430	13,675
Advertising and promotion	558	300	2,228	1,824
Selling expense	12,849	21,518	24,146	38,202
Professional fees	4,119	4,308	9,989	6,001
Communications	2,224	2,402	4,942	5,390
Administrative	12,378	11,400	24,458	24,521
Stock-based compensation	20,625	17,125	41,250	239,349
Depreciation	949	2,172	2,019	4,344
total operating expenses	73,144	65,028	161,462	333,306

Operating Loss	(62,344)	(57,642)	(141,239)	(319,620)

Other Income (Expense):
Interest	(90,070)	(8,629)	(95,868)	(12,806)
Change in derivative	(19,049)	(26,136)	4,538	(47,543)
Beneficial conversion	-	-	(15,000)	-
Settlement of debts	798	-	12,756	-

Net Loss before Income Taxes	(170,665)	(92,407)	(234,813)	(379,969)

Income Tax Provision (Benefit)	-	-	-	-

Net Loss	$(170,665)	$(92,407)	$(234,813)	$(379,969)

Earnings per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.02)
Weighted average shares outstanding	623,730,502	22,163,517	588,289,021	21,215,481

The accompanying notes are an integral part of these financial statements.

IC Places, Inc.
(Previously a Development Stage Company)
Statements of Cash Flows

	Jun 30, 2012	Jun 30, 2011
	(unaudited)	(unaudited)

Cash Flows from Operating Activities:
Net Loss	$(234,813)	$(379,969)

Adjustments to reconcile net loss to meet cash provided by operating activities:
Depreciation	2,019	4,344
Stock Based Compensation	41,250	239,349
Stock Based Payments for Rents	1,459	1,458
Change in Derivative	(4,538)	57,864
Beneficial Conversion	15,000	-
Amortization of finance costs	10,934	-
Accretion of interest on debt discounts	78,605
Settlement of debts	(12,756)	-
Decreases (increases) in assets and liabilities:
Accrued liabilities	6,329	(3,043)
Net cash (used in) operating activities	(96,511)	(79,997)

Cash Flows from Financing Activities:
Proceeds from notes and loans	165,000	122,500
Stockholder advances, proceeds	22,500	-
Stockholder advances, repayments	(56,249)	(39,119)
Net cash provided by financing activities	131,251	83,381

Net Increase (Decrease) in Cash	34,740	3,384

Cash, beginning of year	2,316	-
Cash, ending	$37,056	$3,384

Supplemental Cash Flows:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non Cash Disclosures
Conversion of debt to equity	$157,500	$93,900

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

All adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the six month period ended June 30, 2012 and 2011; (b) the financial position at June 30, 2012, and (c) cash flows for the six month period ended June 30, 2012 and 2011, has been made.

The unaudited financial statement and notes are presented as permitted by Form 10-Q.  Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted.  The accompanying unaudited financial statements should be read in conjunction with the financial statements for the years ended December 31, 2011 and notes thereto in the Company’s annual report, filed as an exhibit with the Securities and Exchange Commission.  Operating results for the six month period ended June 30, 2012 and 2011 is not necessarily indicative of the results that may be expected for the entire year.

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

Advertising Costs

The costs of advertising are expensed as incurred.  Advertising expense was $2,228 and $1,824 for the six months ended June 30, 2012 and 2011, respectively.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares outstanding during the year.  Diluted earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares.  There are no options or warrants outstanding, however, convertible notes payable are considered to be common stock equivalents, at the date of their maturity (when available to convert).  As of June 30, 2012 and 2011, there are no share equivalents and, thus, anti-dilution issues are not applicable.

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

The Company incurred a net loss for the six months ended June 30, 2012.  As of June 30, 2012 the Company had minimal cash with which to satisfy any future cash requirements.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The Company depends upon capital to be derived from future financing activities such as subsequent offerings of its common stock or debt financing in order to operate and grow the business.  There can be no assurance that the Company will be successful in raising such capital.  The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company's business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to build and maintain websites and to provide services and support to its customers and users.  There may be other risks and circumstances that management may be unable to predict.

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

6.            Property and Equipment

	June 30, 2012	December 31, 2011
	(unaudited)	(audited)
Office Furniture	$229	$229
Computer Equipment	3,928	3,928
Software	39,809	39,809
	43,966	43,966
Less accumulated depreciation	35,897	33,878
Property and equipment, net	$8,069	$10,088

Depreciation of equipment was $2,019 and $4,344 for the six months ended June 30, 2012 and 2011, respectively.

7.            Convertible Notes Payable

Notes payable consists of the following convertible notes (further described below):

	June 30, 2012	December 31, 2011
	(unaudited)	(audited)
Convertible notes payable: a series of notes have been issued at various times with identical terms: maturity within 9 months; interest rate at 8%; convertible at 50-65% discount to trading fair market value; convertible at option of holder	$180,500	$142,500
Convertible demand note payable, dated September 23, 2011, no maturity date, 2% interest rate, convertible at 50% discount to trading price at time of demand	199,000	214,000
Debt discount	(101,895)
Deferred financing costs	(7,858)	(3,292)
	269,747	353,208
Long-term portion of convertible debt	--	--
Current portion of convertible debt	$269,747	$353,208

Convertible Notes Payable

The Company receives proceeds, at various dates, from an unrelated third party in exchange for a series of convertible promissory notes at an annual interest rate of 8% on any unpaid principal and a maturity date of nine months from the date of funding.  A penalty interest rate will be in effect for any amount of principal or interest which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date.  The note is convertible at the option of the holder at any time during the lending period.  The note is convertible into common stock at a conversion price of 35% (65% discount) of the calculated average of the lowest three trading prices for the common stock during the ten trading day period prior to the date of the conversion notification.  The holder has converted a portion of these notes in satisfaction of the amounts due.  During the six month period ended June 30, 2012, notes with a face value of $142,500 was converted into 298,318,520 shares of common stock, at an average price of $.00048, calculated per the agreed terms listed above.  The Company currently reports the amount due, under these convertible notes net of unamortized discounts and financing costs (amortized to interest expense over the term of each note) associated with origination fees and the beneficial conversions resulting from the terms of the installment funding.

The Company has recognized the derivative liability associated with this agreement and has revalued the beneficial conversion feature, classifying as a derivative liability.  As of June 30, 2012 and December 31, 2011, the derivative liability was calculated to be $90,159 and $94,697, respectively.

The derivative valuation resulted from calculation using an option pricing method for the conversion feature of the note payable. The following assumptions were used in our calculation:

Weighted Average:
Stock Price	$.0023
Strike Price	$.0007
Dividend rate	0.0%
Risk-free interest rate	.06%
Expected lives (years)	.5 years
Expected price volatility	431.9%
Forfeiture Rate	0.0%

Convertible Demand Notes Payable

On September 23, 2011, the Company entered into an arrangement with a lender whereby the Company assigned certain debt due the majority shareholder, in the amount of $250,000, secured by a five (5) year employment agreement (see related party footnote).  The note is convertible into shares of the Company stock, at the demand of the lender.  The convertible note is interest bearing at 2% per annum, there are no repayment terms.  Terms of conversion define the stock price as at a 50% discount to the stock price defined as the average three deep bids on the day of funding. Since inception of this note, through June 30, 2012 we issued 5,250,000 shares valued at $33,500 in satisfaction of payments.  Payments resulted in the recognition of a beneficial conversion, at the time of the issuance, of $15,000 and $0 for the six month periods ended June 30, 2012 and 2011, respectively.  Since there is an option for repayment in cash, the beneficial conversion will be determined at the time of demand, if shares are used in satisfaction of the payment request.  The remaining balance on this convertible note payable is resulting in remaining balance on this convertible note is $199,000 and $214,000 as of June 30, 2012 and December 31, 2011, respectively.

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

The majority shareholder has advanced funds, since inception, for the purpose of financing working capital and product development.  As of June 30, 2012 and December 31, 2011, these advances amounted to $16,264 and $50,013, respectively.  There are no formalized agreement or repayment terms to this advance and the amount is payable upon demand.  In the absence of a formal agreement or stated interest rate, the Company is accruing interest at a minimal variable rate, currently 3%.  Management will periodically adjust the rate recognized, following guidelines of applicable federal rates of interest.   Accrued interest on these advances is $5,477 and $5,072 as of June 30, 2012 and December 31, 2011, respectively.

On September 23, 2011, the Company entered into an employment agreement with the President and Chief Executive Officer, who is the majority shareholder, whereby the Company’s Board of Directors declared a $250,000 amount payable for a five (5) year employment commitment.  The amount has been deferred and will be ratably expensed, as compensation, over the length of the agreement.

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

 11.          Commitments and Contingencies

The Company has entered into agreement for office and studio space for a six year period, beginning in January 2010 and expiring in December 2015.

Future minimum lease payments for the years ended December 31:

2012	1,458
2013	2,917
2014	2,917
2015	2,917
thereafter	--
$10,208

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

 11.          Subsequent Events

On July 10, 2012 IC Places, Inc. (“the Company” or “Buyer”) completed an Asset Purchase Agreement with Punch Television Network (“Punch”, “Seller”).  Through the agreement, the Buyer acquired substantially all of the assets, tangible and intangible, owned by Seller that are used in, or necessary for the conduct of, its Television Network business, including, without limitation:  (i) the Station Licenses, subject to any obligations contained in disclosed license agreements and all related intellectual property; (ii) the fixed assets of Seller; (iii) any and all customer lists; and (iv) the goodwill associated therewith, all free and clear of any security interests, mortgages or other encumbrances.  The aggregate consideration for the assets and business was 135,000,000 shares of restricted common shares of ICPA Stock, valued at the fair market value at the date of transaction of $.0211 or $2,848,500, to be allocated to the identifiable assets.

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of IC Places, Inc. for the period ended June 30, 2012 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties.  In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements.  Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

Financial information provided in this Form 10-Q for periods subsequent to June 30, 2012 is preliminary and remains subject to audit.  As such, this information is not final or complete, and remains subject to change, possibly materially.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company had $10,800, $7,386, $20,223 and $13,686 from advertising revenue for the three and six month periods ended June 30, 2012 and 2011, respectively.  The Company has secured a contract for the commitment, at minimum, to distribute six program licenses: "Instant Movie Reviews"," Instant DVD Reviews", "First Look"," Trailers"," IC Sports".  The Company has also received revenues from other advertising and talent fees.

Operating expenses were $73,144, $65,028, $161,462 and $333,306 for the three and six month periods ended June 30, 2012 and 2011, respectively.  Significant operating expenses were related to stock-based share payments which were $20,625, $17,125, $41,250 and $239,349 for the three and six month periods ended June 30, 2012 and 2011, respectively.  Shares were issued as compensation for services rendered.  The Company is recording stock-based compensation, valued at the date of the issuance, and ratably expensing over the service period.  Other significant operating expenses were also related to the maintenance of the corporate entity, primarily accounting and legal fees.  Expenses incurred in the development of the web-based search site are expensed as incurred.

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

At June 30, 2012, the Company did not have adequate cash resources to meet current obligations.  Management believes that financial support from the majority shareholder to pay minimal and necessary incurred expense will allow the Company to benefit from advertising revenue streams, currently in-place, to produce the anticipated cash flow necessary to support operations.

At June 30, 2012, the Company had negative working capital of approximately $139,000 as compared to negative $275,000 at December 31, 2011.  Working capital as of both dates consisted entirely of cash, accounts receivable, and prepaid expenses, net of current liabilities.

At June 30, 2012, the Company has minimal cash and tangible assets, increasing accrued liabilities, negligible revenues, and a history of operating losses.  Absent an outside capital infusion, the Company will seek funding from traditional banking and other private sources.  There are no assurances that any manner of securities offering (debt or equity) will be successful, and the Company’s revenues are inadequate to provide for the growth projected in this filing.  We may be reliant on additional shareholder contributions, including from management, to continue operations.  We are hopeful that the market awareness and financial transparency afforded through becoming a reporting company will assist us in procuring additional investment capital or loans.

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

Subsequent Events

On July 10, 2012 IC Places, Inc. (“the Company” or “Buyer”) entered into an Asset Purchase Agreement with Punch Television Network (“Punch”, “Seller”).  Through the agreement, the Buyer acquired substantially all of the assets, tangible and intangible, owned by Seller that are used in, or necessary for the conduct of, its Television Network business, including, without limitation:  (i) the Station Licenses, subject to any obligations contained in disclosed license agreements and all related intellectual property; (ii) the fixed assets of Seller; (iii) any and all customer lists; and (iv) the goodwill associated therewith, all free and clear of any security interests, mortgages or other encumbrances.  The aggregate consideration for the assets and business was 135,000,000 shares of restricted common shares of ICPA Stock, valued at the fair market value at the date of transaction of $.0211 or $2,848,500, to be allocated to the identifiable assets.

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

With respect to the period ending June 30, 2012, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures,  as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based upon our evaluation regarding the period ending June 30, 2012, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

(b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

IC PLACES, INC.

Date: August 13, 2012	By: /s/ Steven Samblis
STEVEN SAMBLIS, Chief Executive Officer Chief Financial Officer