Form 10-K/A
period 2011-12-31
IC Places, Inc.
filed 2012-08-30
CIK 1437596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________

FORM 10-K

Amendment 1

______________

	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Documents incorporated by reference: None .

Transitional Small Business Disclosure Format (Check One): Yes  ☐ No  ☑

EXPLANITORY NOTE

The Company’s filing of Form 10-K is being amended to identify and clarify items pertaining to our audit firm.  On January 1, 2012, the audit firm of Randall N. Drake CPA, P.A. changed its name to Drake & Klein CPAs.  The change was reported to the PCAOB as a change of name.  This is not a change of auditors for the Company.

Certain disclosures on this form have been expanded for this clarification.  There have been no changes to information previously filed, except as mentioned above.

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

ITEM 4.      SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders during the year ending December 31, 2011 that were not reported in a current report on Form 8-K.

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

ITEM 6.      SELECTED FINANCIAL DATA

The selected financial data, below, should be read together with “ Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included in this Annual Report on Form 10-K.

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

Drake & Klein CPAs

A PCAOB Registered Accounting Firm

Report of Independent Registered Public Accounting Firm

Board of Directors

IC Places, Inc.

Orlando, FL

We have audited the accompanying balance sheets of IC Places, Inc (a development stage company). as of December 31, 2011 and 2010 and the related statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2011and 2010 and the period from March 18, 2005 (date of inception) through December 31, 2011.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

/s/ Drake & Klein, CPAs

Drake & Klein CPAs

f/k/a Randall N Drake CPA PA

Clearwater, Florida

March 29, 2012

PO Box 2493 2451 McMullen Booth Rd 2451 McMullen Booth Rd. Dunedin, FL 34697-2493 Suite 210 727-512-2743 Clearwater, FL 33759-1362	2451 McMullen Booth Rd Suite 210 Clearwater, FL 33759-1362

15

IC Places, Inc.
(A Development Stage Company)
Balance Sheet

	December 31, 2011	December 31, 2010
	(audited)	(audited)

Current Assets
Cash	$2,316	$-
Accounts Receivable	2,225	2,100
Prepaid Expenses	249,167	50,583
Total Current Assets	253,708	52,683

Property and Equipment	43,966	30,240
Accumulated Depreciation	(33,878)	(23,007)
	10,088	7,233

Deferred Tax Assets	-	-

Total Assets	$263,796	$59,916

Liabilities and Stockholders' Deficit
Current Liabilities
Accrued Liabilities	$31,260	$18,753
Convertible Note Payable	353,208	-
Derivative Liability	94,697	77,373
Advances from Stockholder	50,013	102,312
Total Current Liabilities	529,178	198,438

Stockholders' Deficit
Common Stock, $.00001 par value;
2,000,000,000 shares authorized;
335,108,685 and 16,959,147 shares outstanding	3,351	170
Additional Paid In Capital	1,882,935	1,115,331
Unearned Stock Based Compensation	(35,208)	(136,307)
Accumulated Deficit during the Development Stage	(2,116,460)	(1,117,716)
Total Stockholders' Deficit	(265,382)	(138,522)

Total Liabilities and Stockholders' Deficit	$263,796	$59,916

The accompanying notes are an integral part of these financial statements

16

IC Places, Inc.
(A Development Stage Company)
Statement of Operations

			Mar 18, 2005
			(inception date)
	For the Year Ended		through
	Dec 31, 2011	Dec 31, 2010	Dec 31, 2011

Revenues	$30,666	$24,411	$64,070

Operating Expenses
Programmer and production expense	47,295	34,945	107,148
Advertising and promotion	5,976	32	34,690
Selling expense	53,703	34,183	117,303
Professional fees	38,036	10,200	90,149
Communications	7,578	5,451	22,898
Administrative	41,270	35,498	101,790
Stock-based compensation	616,598	756,930	1,442,793
Depreciation	10,871	7,910	33,878
total operating expenses	821,327	885,149	1,950,649

Operating Loss	(790,661)	(860,738)	(1,886,579)

Other Income (Expense):
Interest	(32,112)	(13,342)	(47,037)
Change in derivative and beneficial conversion	(175,971)	(6,873)	(182,844)

Net Loss before Income Taxes	(998,744)	(880,953)	(2,116,460)

Income Tax Provision (Benefit)	-	-	-

Net Loss	$(998,744)	$(880,953)	$(2,116,460)

Earnings per share, basic and diluted	$(0.03)	$(0.11)
Weighted average shares outstanding	39,675,977	7,697,010

The accompanying notes are an integral part of these financial statements

17

IC Places, Inc.
(A Development Stage Company)
Statement of Stockholders' Deficit

			Additional	Unearned		Total
	Capital Stock		Paid In	Stock	Accumulated	Stockholders'
	Shares *	Par Value	Capital	Compensation	Deficit	Deficit

Balance, March 18, 2005 (Date of Inception)	-	-	-	-	-	-

Stock-Based Compensation, March 18, 2005, par value	1,666,668	17	49,983			50,000

Net Loss, date of inception through December 31,
2006 (audited)				(65,600)	(65,600)	(65,600)

Balance, December 31, 2006	1,666,668	17	49,983	-	(65,600)	(15,600)

Net Loss, December 31, 2007					(18,160)	(18,160)

Balance, December 31, 2007	1,666,668	17	49,983	-	(83,760)	(33,760)

Acquisition for stock, January 15, 2008	717,335	7	207			214

Net Loss, December 31, 2008					(94,339)	(94,339)

Balance, December 31, 2008	2,384,003	24	50,190	-	(178,099)	(127,885)

Shares issued for services, December 2009	626,000	6	19,044			19,050

Net Loss, December 31, 2009					(58,664)	(58,664)

Balance, December 31, 2009	3,010,003	30	69,234	-	(236,763)	(167,499)

Shares issued for services:
January, 2010 at $.3974 per share	6,668	-	2,650			2,650
February, 2010 at $.2558 per share	93,334	1	23,873			23,874
March, 2010 at $.2703	3,025,334	30	817,837			817,867
July, 2010 at $.033 per share	3,556,073	36	58,810			58,846
November 2010, $.025	300,000	3	7,497			7,500
December 2010, $.018	2,000,000	20	35,980			36,000

Shares issued, in advance of service period :						-
Unearned stock compensation				(817,840)		(817,840)
Stock compensation earned in period				681,533		681,533

Debt converted to shares:
Shareholder, December 2010, $.0175	4,000,000	40	69,960			70,000
Noteholder, November 2010, $.0305	967,735	10	29,490			29,500

Net Loss, December 31, 2010					(880,953)	(880,953)

Balance, December 31, 2010	16,959,147	170	1,115,331	(136,307)	(1,117,716)	(138,522)

Shares issued, in advance of service period :
Issued January 24, 2011, valued at $.065, 2 years	1,000,000	10	64,990	(65,000)		-
Deferred stock compensation earned in period				166,099		166,099

Shares issued for services:
January 24, 2011 at $.065 per share	1,100,000	11	71,489			71,500
August 16, 2011 at $.031 per share	3,000,000	30	92,970			93,000
October 17, 2011 at $.002 per share	25,238,095	252	50,248			50,500
December 9, 2011 at $.0011 per share	170,000,000	1,700	185,300			187,000

Debt and accrued interest converted to shares:
Noteholder, January 2011, $.0271	2,604,866	26	70,474			70,500
Noteholder, May 2011, $.0255	917,647	9	23,391			23,400
Noteholder, August 2011, $.0302	2,650,385	27	79,973			80,000
Noteholder, September 23, 2011, $.003	2,250,000	22	38,278			38,300
Noteholder, September 30, 2011, $.0061	1,065,574	11	6,489			6,500
Noteholder, October 27, 2011, $.003	5,000,000	50	14,950			15,000
Noteholder, November 10, 2011, $.0024	7,400,000	74	17,726			17,800
Noteholder, November 21, 2011, $.0058	7,400,000	74	42,826			42,900
Noteholder, December 30 2011, $.0001	88,522,971	885	8,500			9,385

Net Loss, December 31, 2011					(998,744)	(998,744)

Balance, December 31, 2011	335,108,685	$3,351	$1,882,935	$(35,208)	$(2,116,460)	$(265,382)

* Shares issued prior to June 10, 2010 have been retroactively restated to reflect a 30:1 reverse stock split.

The accompanying notes are an integral part of these financial statements

IC Places, Inc.
(A Development Stage Company)
Statement of Cash Flows
			Mar 18, 2005
			(inception date)
	Dec 31, 2011	Dec 31, 2010	through
	(audited)	(audited)	Dec 31, 2011

Cash Flows from Operating Activities:
Net Loss from Operations	$(998,744)	$(880,953)	$(2,116,460)

Adjustments to reconcile net loss to meet cash provided by operating activities:
Depreciation	10,871	7,910	33,878
Stock Based Compensation	616,598	756,930	1,442,793
Stock Based Payments for Rents	15,416	2,916	18,333
Change in Derivative	159,418	6,873	187,190
Amortization of finance costs
Decreases (increases) in assets and liabilities:
Accounts Receivable	(125)	(2,100)	(2,225)
Accrued Liabilities	13,407	(2,279)	31,260
Net cash (used in) provided by operations	(183,159)	(110,703)	(405,231)

Cash Flows from Investing Activities:
Capital Expenditures	(13,726)	(6,707)	(43,966)
Net cash provided by (used in) investing activities	(13,726)	(6,707)	(43,966)

Cash Flows from Financing Activities:
Proceeds from notes and loans	251,500	100,000	351,500
Stockholder advances, proceeds	28,863	17,175	28,863
Stockholder advances, repayments	(81,162)	-	21,150
Issuance of common stock	-	-	50,000
Net cash provided by (used in) financing activities	199,201	117,175	451,513

Net Increase (Decrease) in Cash	2,316	(235)	2,316

Cash, beginning of year	-	235	-

Cash, ending	$2,316	$-	$2,316

Supplemental Cash Flows:
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

Non Cash Disclosures
Long-term lease paid with stock	$-	$17,500	$17,500
Conversion of debt to equity	$303,785	$29,500	$333,285
Conversion of shareholder debt to equity	$-	$70,000	$70,000
Conversion of shareholder debt to note	$250,000	$-	$250,000

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

The Company, pursuant to its 2010 Equity Compensation Plan, which has been approved by the Company’s Board of Directors, as filed with the Securities and Exchange Commission on Form S-8, February 26, 2010, will issue up to 25,000,000 shares of common stock.   The 2010 Equity Compensation Plan is hoped to further provide a method whereby the Company’s current employees and officers and non-employee directors and consultants may be stimulated and allow the Company to secure and retain highly qualified employees, officers, directors and non-employee directors and consultants.

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

 ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have engaged Drake & Klein, CPAs (formerly Randall N. Drake, C.P.A.), ("DK") as our independent auditor.

On January 1, 2012, the audit firm of Randall N. Drake CPA, P.A. changed its name to Drake & Klein CPAs.  The change was reported to the PCAOB as a change of name.  This is not a change of auditors for the Company.

We have not had any disagreements with DK on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, in connection with its reports.

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

Stock Option Grants

The Company, pursuant to its 2010 Equity Compensation Plan, which has been approved by the Company’s Board of Directors, as filed with the Securities and Exchange Commission on Form S-8, February 26, 2010, will issue up to 25,000,000 shares of common stock.   The 2010 Equity Compensation Plan is hoped to further provide a method whereby the Company’s current employees and officers and non-employee directors and consultants may be stimulated and allow the Company to secure and retain highly qualified employees, officers, directors and non-employee directors and consultants.

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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

In 2005, the Company issued 20,000,000 share of its stock valued at par ($50,000) in exchange for Steven Samblis’ development of ICPlaces.com websites.  This cost and all related compensation to Steven Samblis (an officer of the Company) has been charged to expense in 2005.  Following a 1:10 reverse split in 2007, and certain transfers affected for personal financial planning purposes, Steve Samblis owned 47,476,800.  Steve Samblis converted $70,000 of debt payable for 4,000,000 shares of common stock, at the current fair market value of approximately $.0175 per share.  Following a 1:30 split on June 11, 2010 and converting $70,000 debt to stock Steve Samblis owns 9,521,560 shares.  As of December 31, 2011, Mr. Samblis beneficially owns 105,916,762 shares of common stock.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

On January 1, 2012, the audit firm of Randall N. Drake CPA, P.A. changed its name to Drake & Klein CPAs.  The change was reported to the PCAOB as a change of name.  This is not a change of auditors for the Company.

Drake & Klein, CPAs (formerly Randall N. Drake, CPA, PA) has been our principal auditor, commencing in 2008.  For professional services rendered for the audit of the Company’s financial statements for the years ended December 31, 2011 and 2010 and for the review of the Company’s financial statements for the periods ended March 31, June 30, and September 30, 2011.  Audit fees by year were:

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

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Item 6.      Exhibits and Reports of Form 8-K.

(a)	Financial Statements are included herewith

(b)	Exhibits

	Exhibit Number	Exhibit Title
	3.1	Articles of Incorporation*
	3.2	Bylaws**
	10.1	Stock Purchase and Sale Agreement between IC Places, Inc. and Bridger Web, Inc.*
	10.2	2010 Equity Compensation Plan***
	14	Code of Ethics
	23.1	Consent of Independent Auditors
	31.1	Certification of Steven Samblis pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification of Steven Samblis pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Peter Messineo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.2	Certification of Peter Messineo pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

***Filed as an exhibit to Form S-8, filed with the SEC on February 26, 2010

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

IC Places, Inc.

Dated: August 30, 2012	By:	/s/ Steven Samblis
Steven Samblis
Chief Executive Officer

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

Name	Title	Date

/s/ Steven Samblis	Director, Chairman, Chief Executive Officer	August 30, 2012
Steven Samblis

/s/ Peter Messineo	Chief Financial Officer	August 30, 2012
Peter Messineo

/s/ Shawn Conti	Director, Secretary, Treasurer	August 30, 2012
Shawn Conti