Form 10-Q
period 2012-09-30
IC Places, Inc.
filed 2012-11-14
CIK 1437596

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012.

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

The number of shares of the issuer’s common stock, par value $.00001 per share, outstanding as of September 30, 2012 was approximately 1,142,697,046.

Part I.  Financial Information

Item 1.  Financial Statements.

IC Places, Inc.
(Previously a Development Stage Company)
Balance Sheets

	September 30, 2012	December 31, 2011
	(unaudited)	(audited)

Current Assets
Cash	$14,268	$2,316
Accounts Receivable	2,700	2,225
Prepaid Expenses	209,479	249,167
Total Current Assets	226,447	253,708

Property and Equipment	43,966	43,966
Accumulated Depreciation	(37,150)	(33,878)
	6,816	10,088

Intangible Properties	2,836,715	-
Accumulated Amortization	(101,311)	-
	2,735,404	-

Total Assets	$2,968,667	$263,796

Liabilities and Stockholders' Equity
Current Liabilities
Accrued Liabilities	$30,522	$31,260
Convertible Note Payable	244,253	353,208
Derivative Liability	656,082	94,697
Advances from Stockholder	49,064	50,013
Total Current Liabilities	979,921	529,178

Stockholders' Equity
Common Stock, $.00001 par value;
4,000,000,000 shares authorized;
1,131,554,189 and 335,108,685 shares issued
and outstanding, respectively	11,316	3,351
Additional Paid In Capital	11,209,993	1,882,935
Unearned Stock Based Compensation	(10,833)	(35,208)
Accumulated Deficit during the Development Stage	(9,221,730)	(2,116,460)
Total Stockholders' Equity	1,988,746	(265,382)

Total Liabilities and Stockholders' Equity	$2,968,667	$263,796

The accompanying notes are an integral part of these financial statements.

IC Places, Inc.
(Previously a Development Stage Company)
Statements of Operations
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	Sep 30, 2012	Sep 30, 2011	Sep 30, 2012	Sep 30, 2011

Revenues	$50,456	$7,529	$70,679	$21,215

Operating Expenses
Production expense	105,449	8,684	157,879	22,359
Advertising and promotion	11,330	4,047	13,558	5,871
Selling expense	25,290	12,737	49,436	50,939
Professional fees	11,632	28,690	21,621	34,691
Communications	20,991	368	25,933	5,758
Administrative	50,890	8,823	75,348	33,344
Stock-based compensation	4,801,625	110,124	4,842,875	349,473
Depreciation and amortization	102,564	1,498	104,583	5,842
total operating expenses	5,129,771	174,971	5,291,233	508,277

Operating Loss	(5,079,315)	(167,442)	(5,220,554)	(487,062)

Other Income (Expense):
Interest	(118,481)	(10,100)	(214,349)	(22,906)
Change in derivative	(1,642,947)	(29,596)	(1,638,409)	(77,139)
Beneficial conversion	(36,000)	-	(51,000)	-
Settlement of debts	6,286	-	19,042	-

Net Loss before Income Taxes	(6,870,457)	(207,138)	(7,105,270)	(587,107)

Net Loss	$(6,870,457)	$(207,138)	$(7,105,270)	$(587,107)

Earnings per share, basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.03)
Weighted average shares outstanding	1,065,373,481	25,911,584	747,935,022	22,795,656

The accompanying notes are an integral part of these financial statements.

IC Places, Inc.
(Previously a Development Stage Company)
Statements of Cash Flows
(unaudited)

	For the Nine Months Ended
	Sep 30, 2012	Sep 30, 2011
Cash Flows from Operating Activities:
Net Loss	$(7,105,270)	$(587,107)

Adjustments to reconcile net loss to meet cash provided by operating activities:
Depreciation	104,583	5,842
Stock Based Compensation	4,842,875	349,473
Stock Based Payments for Rents	2,188	2,187
Change in Derivative	1,642,947	66,085
Beneficial Conversion	51,000	-
Amortization of finance costs and debt discounts	210,791	-
Settlement of debts	(19,042)	-
Decreases (increases) in assets and liabilities:
Accounts Receivable	(475)	-
Accrued Liabilities	18,304	6,353
Net cash (used in) operating activities	(252,099)	(157,167)

Cash Flows from Investing Activities:
Capital Expenditures	-	(13,726)
Net cash (used in) investing activities	-	(13,726)

Cash Flows from Financing Activities:
Proceeds from notes and loans	265,000	236,000
Stockholder advances, proceeds	95,504	-
Stockholder advances, repayments	(96,453)	(65,074)
Net cash provided by financing activities	264,051	170,926

Net Increase (Decrease) in Cash	11,952	33

Cash, beginning of year	2,316	-

Cash, ending	$14,268	$33

Supplemental Cash Flows:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non Cash Disclosures
Conversion of debt to equity	$454,000	$173,900
Acquisition of assets	$2,848,500	$-

The accompanying notes are an integral part of these financial statements.

IC Places, Inc.

(Previously a Development Stage Company)

Notes to the Financial Statements

September 30, 2012 and 2011

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

On July 10, 2012 IC Places, Inc. (“the Company” or “Buyer”) entered into an Asset Purchase Agreement with Punch Television Network (“Punch”, “Seller”). Through the agreement, the Buyer has acquire substantially all of the assets, tangible and intangible, owned by Seller that are used in, or necessary for the conduct of, its Television Network business, including, without limitation:  (i) the Station Licenses, subject to any obligations contained in disclosed license agreements and all related intellectual property; (ii) the fixed assets of Seller; (iii) any and all customer lists; and (iv) the goodwill associated therewith, all free and clear of any security interests, mortgages or other encumbrances.  The aggregate consideration for the assets and business was 135,000,000 shares of restricted common shares of ICPA Stock.

Punch TV is an African American network that includes new programming.  Punch TV Network differs from current “African American” television that uses research-driven approaches to target African Americans audiences; Punch TV was designed to deliver entertainment to multicultural audiences.  Punch TV represents a Multi-Media experience that satisfies and excites viewers.

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

All adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the nine month period ended September 30, 2012 and 2011; (b) the financial position at September 30, 2012, and (c) cash flows for the nine month period ended September 30, 2012 and 2011, has been made.

The interim financial information referred to above has been prepared and presented in conformity with accounting principles generally accepted in the United States applicable to interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.

The unaudited financial statement and notes are presented as permitted by Form 10-Q.  Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted.  The accompanying unaudited financial statements should be read in conjunction with the financial statements for the years ended December 31, 2011 and notes thereto in the Company’s annual report, filed as an exhibit with the Securities and Exchange Commission.  Operating results for the nine month period ended September 30, 2012 and 2011 is not necessarily indicative of the results that may be expected for the entire year.

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

Accounts Receivable, Credit and Revenue Recognition

Accounts receivable consist of amounts due for advertising, based on referral agreements.  Advertising revenue is recognized when businesses place advertisements on the IC Places website or through banner ads or upon a customer's purchase of partner offerings originated from links through the company website.  Punch Television records and recognizes revenue when advertisements are aired through their websites. An allowance for doubtful accounts is considered to be established for any amounts that may not be recoverable, which is based on an analysis of the Company’s customer credit worthiness, and current economic trends.  Based on management’s review of accounts receivable, no allowance for doubtful accounts was considered necessary.  Receivables are determined to be past due, based on payment terms of original invoices.  The Company does not typically charge interest on past due receivables.

Property and Equipment

Property and equipment is stated at cost.  Depreciation is computed by the straight-line method over estimated useful lives (3-7 years).  The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted.  Based upon its most recent analysis, the Company believes that no impairment of property and equipment existed at September 30, 2012.

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

Advertising Costs

The costs of advertising are expensed as incurred.  Advertising expense was $11,330, $8,684, $13,558 and $5,871 for the three and nine months ended September 30, 2012 and 2011, respectively.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares outstanding during the year.  Diluted earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares.  There are no options or warrants outstanding, however, convertible notes payable are considered to be common stock equivalents, at the date of their maturity (when available to convert).  As of September 30, 2012 and 2011, there are potential share equivalents based on conversion options associated with our debt instruments (approximately 90,870,000 potential shares), however, due to net operating losses sustataned anti-dilution issues are not applicable.

3.            Previously a Development Stage Enterprise

The Company was considered to be in development stage since its formation on March 18, 2005 through December 31, 2011.  Through December 31, 2011, the Company had been primarily engaged in developing an internet portal website and raising capital to carry out its business plan.  The Company, through its service offerings, has established a recurring base of business and has acquired agreements which will generate additional advertising revenue.  Additionally, the Company has advanced its business plan of expansion, through the acquisition of Punch TV. The Company may continue to incur operating losses and to generate negative cash flow from operating activities while it advances its customer base and establishes itself in the marketplace and also, through Punch TV, develop its programming schedules and broadcast channels.  The Company's ability to eliminate operating losses and to generate positive cash flow from operations in the future will depend upon a variety of factors, many of which it is unable to control.  The Company is requiring additional capital and will allocate substantial revenues generated towards advertising and branding of its media business lines.  The Company anticipates generating adequate revenues to cover its operating expenses, however, may not be able to eliminate operating losses, generate positive cash flow, or achieve or sustain profitability, which would materially adversely affect its business, operations, and financial results, as well as its ability to make payments on any obligations it may incur.

4.            Going Concern

The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.

The Company incurred a net loss for the nine months ended September 30, 2012.  As of September 30, 2012 the Company had minimal cash with which to satisfy any future cash requirements.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The Company depends upon capital to be derived from future financing activities such as subsequent offerings of its common stock or debt financing in order to operate and grow the business.  There can be no assurance that the Company will be successful in raising such capital.  The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company's business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to build and maintain websites and to provide services and support to its customers and users.  There may be other risks and circumstances that management may be unable to predict.

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

6.            Property and Equipment

	September 30 2012	December 31, 2011
	(unaudited)	(audited)
Office Furniture	$229	$229
Computer Equipment	3,928	3,928
Software	39,809	39,809
	43,966	43,966
Less accumulated depreciation	37,150	33,878
Property and equipment, net	$6,816	$10,088

Depreciation of equipment was $1,253, $1,498, $3,272 and $5,842 for the nine months ended September 30, 2012 and 2011, respectively.

7.            Intangible Properties

On July 10, 2012 IC Places, Inc. (“the Company” or “Buyer”) entered into an Asset Purchase Agreement with Punch Television Network (“Punch”, “Seller”). Through the agreement, the Buyer has acquire substantially all of the assets, tangible and intangible, owned by Seller that are used in, or necessary for the conduct of, its Television Network business, including, without limitation:  (i) the Station Licenses, subject to any obligations contained in disclosed license agreements and all related intellectual property; (ii) the fixed assets of Seller; (iii) any and all customer lists; and (iv) the goodwill associated therewith, all free and clear of any security interests, mortgages or other encumbrances.  The aggregate consideration for the assets and business was 135,000,000 shares of restricted common shares of ICPA Stock.

The Company valued the consideration of shares at the fair market value of the shares at the date of acquisition ($.0211) at an amount of $2,848,500.   The Company allocated the costs to identifiable assets and the remainder was considered to be the value of station and programming licenses and therefore cost was assigned to intangible assets.   The net intangible costs assigned were $2,836,715.  The Company is amortizing these costs over a 7 year period, believed to be the life of the programming and station license life.  As of September 30, 2012, management does not believe, based on future discounted cash flow analysis, that there is any impairment to this asset.

Amortization expense was $101,311, $0, $101,311 and $0 for the three and nine month periods ended September 30, 2012 and 2011, respectively.

8.            Convertible Notes Payable

Notes payable consists of the following convertible notes (further described below):

	September 30, 2012	December 31, 2011
	(unaudited)	(audited)
Convertible notes payable: a series of notes have been issued at various times with identical terms: maturity within 9 months; interest rate at 8%; convertible at 50-65% discount to trading fair market value; convertible at option of holder	$209,000	$142,500
Convertible demand note payable, dated September 23, 2011, no maturity date, 2% interest rate, convertible at 50% discount to trading price at time of demand	163,000	214,000
Debt discount	(120,494)
Deferred financing costs	(7,253)	(3,292)
	244,253	353,208
Long-term portion of convertible debt	--	--
Current portion of convertible debt	$244,253	$353,208

Convertible Notes Payable

The Company receives proceeds, at various dates, from an unrelated third party in exchange for a series of convertible promissory notes at an annual interest rate of 8% on any unpaid principal and a maturity date of nine months from the date of funding.  A penalty interest rate will be in effect for any amount of principal or interest which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date.  The note is convertible at the option of the holder at any time during the lending period.  The note is convertible into common stock at a conversion price of 35% (65% discount) of the calculated average of the lowest three trading prices for the common stock during the ten trading day period prior to the date of the conversion notification.  The holder has converted a portion of these notes in satisfaction of the amounts due.  During the nine month period ended September 30, 2012, notes with a face value of $97,500 was converted into 350,445,504 shares of common stock.  The debt conversion was recorded at the fair market value of the stock, at an average price of $.00535.  The difference in the calculated issue price, per the agreed terms listed above, and the fair market value of the shares resulted in a recognition of $1,777,023 as an expense of the conversion, included as a change in derivative.  The Company currently reports the amount due, under these convertible notes net of unamortized discounts and financing costs (amortized to interest expense over the term of each note) associated with origination fees and the beneficial conversions resulting from the terms of the installment funding.

The Company has recognized the derivative liability associated with this agreement and has revalued the beneficial conversion feature, classifying as a derivative liability.  As of September 30, 2012 and December 31, 2011, the derivative liability was calculated to be $656,082 and $94,697, respectively.

The derivative valuation resulted from calculation using an option pricing method for the conversion feature of the note payable. The following assumptions were used in our calculation:

Weighted Average:
Stock Price	$.0075
Strike Price	$.0023
Dividend rate	0.0%
Risk-free interest rate	.11%
Expected lives (years)	.5 years
Expected price volatility	395.3%
Forfeiture Rate	0.0%

Convertible Demand Notes Payable

On September 23, 2011, the Company entered into an arrangement with a lender whereby the Company assigned certain debt due the majority shareholder, in the amount of $250,000, secured by a five (5) year employment agreement (see related party footnote).  The note is convertible into shares of the Company stock, at the demand of the lender.  The convertible note is interest bearing at 2% per annum, there are no repayment terms.  Terms of conversion define the stock price as at a 50% discount to the stock price defined as the average three deep bids on the day of funding. For the nine months ended September 30, 2012 we issued 60,000,000 shares valued at $51,000 in satisfaction of payments.  Payments resulted in the recognition of a beneficial conversion, at the time of the issuance, of $51,000 and $0 for the nine month periods ended September 30, 2012 and 2011, respectively.  The remaining balance on this convertible note payable $163,000 and $214,000 as of September 30, 2012 and December 31, 2011, respectively.

9.           Income Tax

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

10            Equity

On June 11, 2010 the Board of Directors of the Company approved a reverse stock split, whereby one common share was issued for each thirty shares of common stock held (“30:1”) (184,060,170 shares exchanged for 6,135,339 shares).

The company has one class of stock, common.  Four billion (4,000,000,000) shares of stock are authorized by the company’s Amended Articles of Incorporation filed within the State of Delaware, at par value $.00001.

Shares issued to consultants during period in advance of services (unearned) to be provided have been charged to a contra-equity account and will be ratably expensed, over the requisite service period, as the services are rendered.

The Company, pursuant to its 2010 Equity Compensation Plan, which has been approved by the Company’s Board of Directors, as filed with the Securities and Exchange Commission on February 26, 2010, will issue up to 25,000,000 shares of common stock.  The 2010 Equity Compensation Plan is hoped to further provide a method whereby the Company’s current employees and officers and non employee directors and consultants may be stimulated and allow the Company to secure and retain highly qualified employees, officers, directors and non-employee directors and consultants

11.            Related Party Transactions

Advances and Loans from Shareholder

The majority shareholder has advanced funds, since inception, for the purpose of financing working capital and product development.  As of September 30, 2012 and December 31, 2011, these advances amounted to $49,064 and $50,013, respectively.  There are no formalized agreement or repayment terms to this advance and the amount is payable upon demand.  In the absence of a formal agreement or stated interest rate, the Company is accruing interest at a minimal variable rate, currently 3%.  Management will periodically adjust the rate recognized, following guidelines of applicable federal rates of interest.   Accrued interest on these advances is $5,772 and $5,072 as of September 30, 2012 and December 31, 2011, respectively.

Employment Contracts

On November 18, 2005 the Company entered into an employment agreement with Steven Samblis to be our Chief Executive Officer.  The agreement provided (1) the issuance of 350 million shares of its common stock; (2) compensation to be 15% of revenues; (3) included a provision to authorize the issuance of shares to maintain majority of control; and (4) termination of agreement on November 18, 2025.   On September 23, 2011, the Company entered into an employment continuation commitment agreement with the Chief Executive Officer, who is the majority shareholder, whereby the Company’s Board of Directors declared a $250,000 amount payable for a five (5) year employment commitment.  The amount has been deferred and will be ratably expensed, as compensation, over the length of the agreement.

On July 10, 2012 the Company entered into an executive employment agreement with Joseph Collins in the capacity as President and Co-Chairman of the Board of Directors.  The agreement provides for compensation of $200,000 per year upon completion of capital raise of $3,000,000 and the immediate issuance of 150,000,000 common shares.  Additional shares are to be issued on a progressive level upon the successful raise of capital and additional incentive issuances upon meeting certain business benchmarks.

General Disclosures

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

 12.          Commitments and Contingencies

The Company has entered into agreement for office and studio space for a six year period, beginning in January 2010 and expiring in December 2015.

Future minimum lease payments for the years ended December 31:

2012	729
2013	2,917
2014	2,917
2015	2,917
thereafter	--
$9,479

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

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of IC Places, Inc. for the period ended September 30, 2012 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties.  In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements.  Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

Financial information provided in this Form 10-Q for periods subsequent to September 30, 2012 is preliminary and remains subject to audit.  As such, this information is not final or complete, and remains subject to change, possibly materially.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company had $50,456, $7,529, $70,679, and $21,215 from advertising revenue for the three and nine month periods ended September 30, 2012 and 2011, respectively.  The Company has secured a contract for the commitment, at minimum, to distribute six program licenses: "Instant Movie Reviews"," Instant DVD Reviews", "First Look"," Trailers"," IC Sports".  The Company has also received revenues from other advertising and talent fees.  The addition of Punch TV added $43,506 of revenue for the period of acquisition through September 30, 2012.

Operating expenses were $5,129,771, $174,971, $5,291,233 and $508,275 for the three and nine month periods ended September 30, 2012 and 2011, respectively.  Significant operating expenses were related to stock-based share payments which were $4,801,625, $110,124, $4,842,875 and $349,473 for the three and nine month periods ended September 30, 2012 and 2011, respectively.  Shares were issued as compensation for services rendered.  The Company is recording stock-based compensation, valued at the date of the issuance, and ratably expensing over the service period.  Other significant operating expenses were also related to the maintenance of the corporate entity, primarily accounting and legal fees.  Expenses incurred in the development of the web-based search site are expensed as incurred.

CONTRACTUAL OBLIGATIONS

Employment Contracts

On November 18, 2005 the Company entered into an employment agreement with Steven Samblis to be our Chief Executive Officer.  The agreement provided (1) the issuance of 350 million shares of its common stock; (2) compensation to be 15% of revenues; (3) included a provision to authorize the issuance of shares to maintain majority of control; and (4) termination of agreement on November 18, 2025.   On September 23, 2011, the Company entered into an employment continuation commitment agreement with the Chief Executive Officer, who is the majority shareholder, whereby the Company’s Board of Directors declared a $250,000 amount payable for a five (5) year employment commitment.  The amount has been deferred and will be ratably expensed, as compensation, over the length of the agreement.

On July 10, 2012 the Company entered into an executive employment agreement with Joseph Collins in the capacity as President and Co-Chairman of the Board of Directors.  The agreement provides for compensation of $200,000 per year upon completion of capital raise of $3,000,000 and the immediate issuance of 150,000,000 common shares.  Additional shares are to be issued on a progressive level upon the successful raise of capital and additional incentive issuances upon meeting certain business benchmarks.

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

At September 30, 2012, the Company did not have adequate cash resources to meet current obligations.  Management believes that financial support from the majority shareholder to pay minimal and necessary incurred expense will allow the Company to benefit from advertising revenue streams, currently in-place, to produce the anticipated cash flow necessary to support operations.

At September 30, 2012, the Company had negative working capital of approximately $753,000 as compared to negative $275,000 at December 31, 2011.  Working capital as of both dates consisted entirely of cash, accounts receivable, and prepaid expenses, net of current liabilities.

At September 30, 2012, the Company has minimal cash and tangible assets, increasing accrued liabilities, negligible revenues, and a history of operating losses.  Absent an outside capital infusion, the Company will seek funding from traditional banking and other private sources.  There are no assurances that any manner of securities offering (debt or equity) will be successful, and the Company’s revenues are inadequate to provide for the growth projected in this filing.  We may be reliant on additional shareholder contributions, including from management, to continue operations.  We are hopeful that the market awareness and financial transparency afforded through becoming a reporting company will assist us in procuring additional investment capital or loans.

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

Subsequent Events

On October 31, 2012 the Company’s Board of Directors approved the amendment of the Company’s Certificate of Incorporation to change the Company’s name to IC Punch Media, Inc. and to provide for a class of “blank check” preferred stock.  The Company is authorizing five hundered million (500,000,000) shares of preferred stock, par value $.000001.  The Board of Directors is expressly vested with the authority to divide any or all of the Preferred Stock into series in addition to those set  forth below and to fix and determine the relative rights and preferences of the shares of each series so established, provided, however, that  the rights and preferences of various series may vary only with respect to:

  the rate of dividend;
  whether the shares may be called and, if so, the call price and the terms and conditions of call;
  the amount  payable upon the shares in the event of voluntary and involuntary liquidation;
  sinking fund provisions, if any, for the call or redemption of the shares;
  the terms and conditions, if any, on which the shares may be converted;
  voting rights; and
  whether the shares will be cumulative,  noncumulative or partially cumulative as to dividends and the dates from which any cumulative dividends are to accumulate.

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

With respect to the period ending September 30, 2012, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures,  as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based upon our evaluation regarding the period ending September 30, 2012, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

(b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None..

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

Mr. Peter Messineo, our Chief Financial Officer,  has submitted his resignation effective November 15, 2012. His departure is not due to any disagreement with the Company on any matter related to the Company’s operations.  Mr. Steven Samblis, our Chief Executive Officer will assume these responsibilities until a replacement can be arranged, which is expected to be announced concurrently with the effective departure.

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

                                                IC PLACES, INC.

Date: November 13, 2012                 By:  /s/ Steven Samblis

                                                STEVEN SAMBLIS,

                                               Chief Executive Officer

                                                Chief Financial Officer