Form 10-K
period 2012-12-31
IC Punch Media, Inc.
filed 2013-04-15
CIK 1437596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. 000-53278

IC PUNCH MEDIA, INC.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2012: $6,634,272

Number of the issuer’s Common Stock outstanding as of April 15, 2013: 1,401,143,159

Documents incorporated by reference: None .

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☑

PART I

ITEM 1. BUSINESS

Background Information

IC Punch Media Inc. was formed as IC Places, Inc. on March 18, 2005 as a Delaware Corporation. The company engages in the ownership and operation of a network of city-based Websites for travelers and local individuals. The company’s www.icplaces.com website targets tourists and travelers in the 35-54 age group, providing specific information regarding dining, lodging, entertainment and other needs, including daycare, on a city-by-city basis. Additionally, its Websites provide information about hotels, restaurants, golf courses, discount event tickets, discount car rentals, discount airfare, and attraction tickets. The company’s www.selfhelpcenters.com website provides a compendium of self-awareness and self-help links, providing on-line life coaching. The company purchased Punch TV Networks in July of 2012. Punch TV Networks broadcasts 24 hours a day 7 days a week in 31 cities.  The company is based in Winter Park, Florida.  The company formerly operated as a subsidiary of Graystone Park Enterprises Inc. Two of the main sources of IC Places revenue come from Local Online Advertising Sales and Online Travel Services. These are two of the Internet’s fastest growing sectors.

Business Operations

The company owns and operates 350 City based websites named icplaces.com. It also owns and manages the Punch Televsion Network which broadcasts 24 hours a day 7 days and week in 31 cities.

Products and Services

IC Places websites are primarily ‘city guides’ providing up-to-date information for hundreds of cities in the United States. IC Places will provide information on entertainment, dining and other pertinent information relating to travel and transportation. The sites offer a full array of lodging, prices, restaurants, menus, calendars, entertainment, sports, and educational, recreational, and cultural options, along with special events in the cities we cover, as well as links to advertisers and travel agent options.

Launched in October 2012, Punch Television Network began airing its Fall Season of programs with approximately 70% of the programming being original content.  The Network earns revenues through selling commercial time between its shows which air 24 hours a day 7 days a week.

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

IC Places was incorporated on March 18, 2005, and is still a development stage company with no revenues. For the years ended; December 31, 2012, 2011 and the period of March 18, 2005 (date of inception) through December 31, 2012, net losses were approximately $6,218,981, $998,744, and $8,335,441, respectively. We expect to experience fluctuations in future quarterly and annual operating results that may be caused by many factors, including:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

There are two comments letters that will be resolved with this filing.

ITEM 2. PROPERTIES

The company has staff in its Punch TV offices in Signal Hill California and in it’s main headquarters located in Winter Park Florida.

The company websites are hosted by Peer1 hosting.

ITEM 3. LEGAL PROCEEDINGS

We are not engaged in any litigation, and we are unaware of any claims or complaints that could result in future litigation. We will seek to minimize disputes with our customers but recognize the inevitability of legal action in today’s business environment as an unfortunate price of conducting business.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders during the year ending December 31, 2012 that were not reported in a current report on Form 8-K.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTC Markets (“OTCQB”) under the symbol “PNCH” for the reporting period. Although we are listed on the OTCQB, there can be no assurance that an active trading market for our stock will continue. Price quotations on the exchange will reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Should a market continue for our shares, the trading price of the common stock is likely to be highly volatile and could be subject to wide fluctuations in response to factors such as actual or anticipated variations in quarterly operating results, announcements of technological innovations, new sales formats, or new services by us or our competitors, changes in financial estimates by securities analysts, conditions or trends in Internet or traditional retail markets, changes in the market valuations of other equipment and furniture leasing service providers or accounting related business services, announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, capital commitments, additions or departures of key personnel, sales of common stock and other events or factors, many of which are beyond our control. In addition, the stock market in general, and the market for instant messaging business services in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. These broad market and industry factors may materially adversely affect the market price of the common stock, regardless of our operating performance.

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

At the present time we have no outstanding options or warrants to purchase securities convertible into common stock.

Price Range of Common Stock

Our Common Stock is quoted on the OTC Markets OTCQB electronic quotation service under the symbol “PNCH”

	High*	Low*
Fiscal Year 2012
First quarter ended March 31, 2012	$.007	$.001
Second quarter ended June 30, 2012	$.059	$.002
Third quarter ended September 30, 2012	$.056	$.007
Fourth quarter ended December 31,2012	$.009	$.002
Fiscal Year 2011
First quarter ended March 31, 2011	$.11	$.028
Second quarter ended June 30, 2011	$.290	$.032
Third quarter ended September 30, 2011	$.260	$.013
Fourth quarter ended December 31, 2011	$.013	$.001

Approximate Number of Equity Security Holders

On December 31, 2012 the Company's common stock had a closing price quotation of $.0027. As of April 12, 2013, there were approximately 259 certificate holders of record of the Company’s common stock.

Dividends

We have not declared or paid cash dividends on our common stock.

Stock Option Grants

The Company, pursuant to its 2010 Equity Compensation Plan, which has been approved by the Company’s Board of Directors, as filed with the Securities and Exchange Commission on February 26, 2010, will issue up to 25,000,000 shares of common stock. The 2010 Equity Compensation Plan is hoped to further provide a method whereby the Company’s current employees and officers and non-employee directors and consultants may be stimulated and allow the Company to secure and retain highly qualified employees, officers, directors and non-employee directors and consultants. No stock options have been issued as of December 31, 2012.

Registration Rights

We have not granted registration rights to the selling shareholders or to any other persons.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data, below, should be read together with “ Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included in this Annual Report on Form 10-K.

The selected financial data set forth below as of December 31,2012 and 2011 and for the years then ended are derived from our audited financial statements included in this Annual Report on Form 10-K. All other selected financial data set forth below is derived from our audited financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our results of operations to be expected in the future.

Selected Financial Information:
	For the Year Ended
	Dec 31, 2012	Dec 31, 2011
	(audited)	(audited)

Revenues	$195,085	$30,666
Net Loss	(6,219,281)	(998,744)
Earnings per share, basic and diluted	(0.007)	(0.025)

Total Assets	$2,887,036	$263,796
Total Liabilities	788,661	529,178
Total Equity (Deficit)	2,098,375	(265,382)
Working Capital	(634,842)	(275,470)

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

Launched in October 2012, and through the acquisition of Punch Television Network, the Company began airing its Fall season of programs with approximately 70% of the programming being original content.  The Punch TV Network earns revenues through selling commercial time between its shows which air 24 hours a day, 7 days a week.

Strategy

The key elements in our Sales Strategy are centered on market penetration and sales consistency.

Market Penetration:

Our initial plan is to have an active sales agent in each of our listed markets. The best way to have knowledge of the individual markets is to hire agents that have a strong familiarity of their selling area. In our hiring practices we will be looking for agents that not only have B2B sales experience but also know their market. As we build out our advertising client base in each market, we will consolidate geographic areas as the markets demand. We are looking at having sales agents in a minimum of 85% our selling cities by the end of Q2 of 2013.

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

To aid in client retention we intend to roll out our customer service group by Q2 of 2013. The requirement of this group will be to contact each client on a quarterly basis and give them new information on upcoming changes with IC Places and to help bring value to their individual adverting. The customer service group will pull up each site as they speak with the clients and be available to make changes or recommendations on how to add value to the information that is posted. They will also be attentive to the clients’ concerns and use this information to be sure that we are properly serving our clients’ needs to help with client retention. This group will also aid in pulling some of the responsibilities from the sales agents so that they will be able to remain focused on client accusation and not having to spend all of their time on customer service issues. The head count for this group will be adjusted to meet the needs of our company.

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

Results of Operations

For the years ended December 31, 2012 and 2011.

Revenues

For the years ended December 31, 2012 and 2011, we generated revenues of $195,082 and $30,666, respectively. Revenue was generated from advertising and increased by the Company’s continuing efforts to develop programming internally.  Launched in October 2012, Punch Television Network began airing its Fall season of programs with approximately 70% of the programming being original content.  The Network earns revenues through selling commercial time between its shows which air 24 hours a day, 7 days a week.

Operating Expenses

Operating costs were incurred in the amount of $5,392,354 and $821,327, respectively. The increase was attributable to stock-based compensation expenses of $4,913,738 compared to$616,598 in the prior year. Additionally, we have increased our marketing expenses with the event of our first sales contract; we anticipate greater viewership, therefore, will increase our advertisement placement costs in the future. Administrative costs have also increased due to increased activity of the Company.

Net Loss

The Company recognized net losses of $6,218,981and $998,744, respectively. At this time, normal costs of public filing and increasing advertising efforts will continue and it is not known when significant revenues will occur to off-set these expenses.

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

Liquidity and Capital Resources

The Company is currently financing its operations primarily through convertible debt and advances from the majority shareholder. These advances are being made to supplement any cash generated by the operating revenue. We believe we can currently satisfy our cash requirements for the next twelve months with our current expected increase in revenue, and the expected capital to be raised in private placement and sales of our common stock. Additionally, we will begin to use our common stock as payment for certain obligations and secure work to be performed. Management plans to increase revenue in order to sustain operations for at least the next twelve months.

At December 31, 2012, the Company did not have adequate cash resources to meet current obligations. Management believes that financial support from the majority shareholder to pay minimal and necessary incurred expense will allow the Company to benefit from advertising revenue streams, currently in-place, to produce the anticipated cash flow necessary to support operations.

At December 31, 2012, the Company had negative working capital of approximately $634,842 as compared to negative $275,470 at December 31, 2011. Working capital as of both dates consisted entirely of cash, accounts receivable, and prepaid expenses, net of current liabilities.

At December 31, 2012, the Company has minimal cash, increasing accrued liabilities, negligible revenues, and a history of operating losses. Absent an outside capital infusion, the Company will seek funding from traditional banking and other private sources. There are no assurances that any manner of securities offering (debt or equity) will be successful, and the Company’s revenues are inadequate to provide for the growth projected in this filing. We may be reliant on additional shareholder contributions, including from management, to continue operations. We are hopeful that the market awareness and financial transparency afforded through becoming a reporting company will assist us in procuring additional investment capital or loans.

As reflected in the audited financial statements, as of December 31, 2012, our auditor’s report included an explanatory paragraph concerns that raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to become profitable and or attain funding through additional sale of common stock or debt financing. The unaudited financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Subsequent Events

The Company has issued 136,690,910 common shares in connection with its convertible notes.  The shares were valued at $144,000 at an average price of $.00078 per share.  Related interest on the notes is $6,360.

Critical Accounting Policies

The Company’s significant accounting policies are presented in the Company’s notes to financial statements for the period ended December 31,2012 and 2011, which are contained in this filing, the Company’s 2011 Annual Report on Form 10-K. The significant accounting policies that are most critical and aid in fully understanding and evaluating the reported financial results include the following:

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

IC Punch Media, Inc.

(Previously a Development Stage Company)

As of December 31, 2012 and 2011

Contents

Financial Statements:
Report of Independent Registered Public Accounting Firm	F-2
Balance Sheets	F-3
Statements of Operations	F-4
Statements of Changes in Stockholders’ Equity	F-5
Statements of Cash Flows	F-6/F-7
Notes to Financial Statements	F-8 through F-14

2451 N. McMullen Booth Road Suite.308 Clearwater, FL 33759 855.334.0934 Toll free

Report of Independent Registered Public Accounting Firm

Board of Directors

IC Places, Inc.

Orlando, FL

We have audited the accompanying balance sheets of IC Places, Inc. (formerly a development stage company) as of December 31, 2012 and 2011 and the related statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011and the results of its operations and its cash flows for the years ended December 31, 2012 and 2011 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DKM Certified Public Accountants

DKM Certified Public Accountants

f/k/a Drake & Klein CPAs

Clearwater, Florida

April 15, 2013

IC Punch Media, Inc.
Balance Sheet

	December 31, 2012		December 31, 2011

Current Assets
Cash	$1,121		$2,316
Accounts Receivable	6,688		2,225
Prepaid Expenses	146,010		249,167
Total Current Assets	153,819		253,708

Property and Equipment	1,466,121		43,966
Accumulated Depreciation	(124,286)		(33,878)
	1,341,835		10,088

Intangible Assets	1,391,382		-

Total Assets	$2,887,036		$263,796

Liabilities and Stockholders' Equity(Deficit)
Current Liabilities
Bank Overdraft	$8,256		$-
Accrued Liabilities	72,493		31,260
Convertible Note Payable	279,355		353,208
Derivative Liability	399,566		94,697
Advances from Stockholder	28,991		50,013
Total Current Liabilities	788,661		529,178

Stockholders' Equity(Deficit)
Preferred stock, $0.0001 par value
500,000,000 shares authorized, 0 and 0 issued		-		-
Common Stock, $.00001 par value;
4,000,000,000 shares authorized;
1,284,452,249 and 335,108,685 shares outstanding	12,845		3,351
Additional Paid In Capital	10,423,981		1,882,935
Unearned Stock Based Compensation	(2,710)		(35,208)
Accumulated Deficit	(8,335,741)		(2,116,460)
Total Stockholders' Deficit	2,098,375		(265,382)

Total Liabilities and Stockholders' Equity(Deficit)	$2,887,036		$263,796

The accompanying notes are an integral part of these financial statements

IC Punch Media, Inc. Statement of Operations

	For the Year Ended
	Dec 31, 2012	Dec 31, 2011

Revenues	$195,082	$30,666

Cost of Sales	224,881	-

Gross Profit	(29,799)	30,666

Operating Expenses :
Programmer and production expenses	-	47,295
Advertising and promotion	23,761	5,976
Selling expense	-	53,703
Professional fees	45,420	38,036
Communications	5,625	7,578
Administrative	389,023	41,270
Stock-based compensation	4,781,000	616,598
Depreciation & Amortization	147,525	10,871
total operating expenses	5,392,354	821,327

Operating Loss	(5,422,153)	(790,661)

Other Income (Expense):
Interest	(329,060)	(32,112)
Change in derivative and beneficial conversion	(487,110)	(175,971)
Settlement of Debts	19,042	-
	(797,128)	(208,083)
Net Loss before Income Taxes	(6,219,281)	(998,744)

Income Tax Provision (Benefit)	-	-

Net Loss	$(6,219,281)	$(998,744)

Earnings per share, basic and diluted	$(0.007)	$(0.025)
Weighted average shares outstanding	871,864,529	39,675,977
The accompanying notes are an integral part of these financial statements

IC Punch Media, Inc.
Statement of Stockholders' Deficit

				Additional	Unearned		Total
		Capital Stock		Paid In	Stock	Accumulated	Stockholders'
		Shares *	Par Value	Capital	Compensation	Deficit	Deficit

Balance, December 31, 2010		16,959,147	170	1,115,331	(136,307)	(1,117,716)	(138,522)

Shares issued, in advance of service period	1	1,000,000	10	64,990	(65,000)		-

Deferred stock compensation earned in period					166,099		166,099

Shares issued for services:		199,338,095	1,993	400,007			402,000

Debt and accrued interest converted to shares		117,811,441	1,1178	302,607			303,785

Net Loss, December 31, 2011						(998,744)	(998,744)

Balance, December 31,2011		335,108,685	$3,351	$1,882,935	$(35,208)	$(2,116,460)	$(265,382)

Deferred stock compensation earned in period					32,498		32,498

Debt and accrued interest converted to shares		489,550,460,	4,896	896,144			901,040

Shares issued for acquisition of assets:		135,000,000	1,350	2,847,150			2,848,500

Shares issued for compensation and services:		251,000,000	2,510	4,778,490			4,781,000

Shares issued for retirement of debt:		73,793,106	738	19,262			20,000

Net Loss, December 31, 2012						(6,219,281)	(6,219,281)

Balance, December 31,2012		1,284,452,249	$12,845	$10,423,981	$(2,710)	$(8,335,741)	$2,098,375

.

The accompanying notes are an integral part of these financial statements

IC Punch Media, Inc.
Statement of Cash Flows

		Dec 31, 2012	Dec 31, 2011

Cash Flows from Operating Activities:
Net Loss from Operations		$(6,219,281)	$(998,744)

Adjustments to reconcile net loss to meet cash provided by operating activities:
Depreciation		147,525	10,871
Stock Based Compensation		4,781,000	616,598
Stock Based Payments for Rents		-	15,416
Change in Derivative		487,110	159,418
Amortization of finance costs		329,0602	-
Beneficial conversion		58,400	-
Settlement of debts		(19,042)	-
Decreases (increases) in assets and liabilities:
Prepaid Expenses		103,157	-
Accounts Receivable		(4,463)	(125)
Accrued Liabilities		49,489	13,407
Net cash (used in) provided by operations		(287,045)	(183,159)

Cash Flows from Investing Activities:
Capital Expenditures		(22,155)	(13,726)
Net cash provided by (used in) investing activities		(22,155)	(13,726)

Cash Flows from Financing Activities:
Proceeds from notes and loans		374,000	251,500
Stockholder advances, proceeds		121,913	28,863
Stockholder advances, repayments		(189,941)	(81,162)
Deferred financing costs		2,033	-
Net cash provided by (used in) financing activities		308,005	199,201

Net Increase (Decrease) in Cash		(1,195)	2,316

Cash, beginning of year		2,316	-

Cash, ending		$1,121	$2,316

Supplemental Cash Flows:
Cash paid for interest		$-	$-
Cash paid for taxes		$-	$-

Non Cash Disclosures
Long-term lease paid with stock		$-	$-
Conversion of debt to equity		$370,500	$303,785
Conversion of shareholder debt to equity		$20,000	$-
Conversion of shareholder debt to note		$-	$250,000
Acquisition of assets		$2,848,500	$-
	`

IC Punch Media, Inc.

(Previously a Development Stage Company)

Notes to the Financial Statements

December 31, 2012

(audited)

1. Background Information

IC Places, Inc. ("The Company") was formed on March 18, 2005 as a Delaware Corporation and is based in Celebration, Florida. On October 12, 2012, the Company changed its name to IC Punch Media, Inc. The Company engages in the ownership and operation of a network of city-based websites for use by business and vacation travelers as well as local individuals. The Company’s websites provide local information about hotels, restaurant dining, golf courses, discount event tickets, discount car rentals, discount airfare, and attraction tickets.

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

On July 10, 2012, IC Places, Inc. (“the Company” or “Buyer”) entered into an Asset Purchase Agreement with Punch Television Network (“Punch”, “Seller”). Through the agreement, the Buyer has acquire substantially all of the assets, tangible and intangible, owned by Seller that are used in, or necessary for the conduct of, its Television Network business, including, without limitation: (i) the Station Licenses, subject to any obligations contained in disclosed license agreements and all related intellectual property; (ii) the fixed assets of Seller; (iii) any and all customer lists; and (iv) the goodwill associated therewith, all free and clear of any security interests, mortgages or other encumbrances. The aggregate consideration for the assets and business was 135,000,000 shares of restricted common shares of PNCH Stock.

Punch TV is an African American network that includes new programming. Punch TV Network differs from current “African American” television that uses research-driven approaches to target African Americans audiences; Punch TV was designed to deliver entertainment to multicultural audiences. Punch TV represents a Multi-Media experience that satisfies and excites viewers.  Targeting its audiences based upon psychographics and not merely demographics, Punch TV Network can be seen throughout 24 cities and 24 million TV homes.

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

Accounts Receivable, Credit and Revenue Recognition

Accounts receivable consist of amounts due for advertising. Advertising revenue is recognized when businesses place advertisements on the IC Places website or through banner ads or upon a customer's purchase of partner offerings originated from links through the company website. Punch Television records and recognizes revenue when advertisements are aired through their websites. An allowance for doubtful accounts is considered to be established for any amounts that may not be recoverable, which is based on an analysis of the Company’s customer credit worthiness, and current economic trends. Based on management’s review of accounts receivable, no allowance for doubtful accounts was considered necessary. Receivables are determined to be past due, based on payment terms of original invoices. The Company does not typically charge interest on past due receivables.

Property and Equipment

Property and equipment is stated at cost. Depreciation is computed by the straight-line method over estimated useful lives (3-7 years). The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of property and equipment existed at December 31, 2012.

Long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable. When required impairment losses on assets to be held and used are recognized based on the fair value of the asset. The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate that commensurate with the risk associated with the recovery of the assets. We did not recognize any impairment losses for any periods presented.

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

Advertising Costs

The costs of advertising are expensed as incurred. Advertising expense was $23,761 and $5,976 for the twelve months ended December 31, 2012 and 2011, respectively.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares outstanding during the year. Diluted earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares. There are no options or warrants outstanding, however, convertible notes payable are considered to be common stock equivalents, at the date of their maturity (when available to convert). As of December 31, 2012 and 2011, there are potential share equivalents based on conversion options associated with our debt instruments (approximately 90,870,000 potential shares), however, due to net operating losses sustained anti-dilution issues are not applicable.

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

The Company incurred a net loss for the twelve months ended December 31, 2012. As of December 31, 2012 the Company had minimal cash with which to satisfy any future cash requirements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company depends upon capital to be derived from future financing activities such as subsequent offerings of its common stock or debt financing in order to operate and grow the business. There can be no assurance that the Company will be successful in raising such capital. The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company's business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to build and maintain websites and to provide services and support to its customers and users. There may be other risks and circumstances that management may be unable to predict.

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

6. Asset acquisition

On July 10, 2012 IC Punch Media, Inc. (“the Company” or “Buyer”) entered into an Asset Purchase Agreement with Punch Television Network (“Punch”, “Seller”). Through the agreement, the Buyer has acquire substantially all of the assets, tangible and intangible, owned by Seller that are used in, or necessary for the conduct of, its Television Network business, including, without limitation: (i) the Station Licenses, subject to any obligations contained in disclosed license agreements and all related intellectual property; (ii) the fixed assets of Seller; (iii) any and all customer lists; and (iv) the goodwill associated therewith, all free and clear of any security interests, mortgages or other encumbrances. The aggregate consideration for the assets and business was 135,000,000 shares of restricted common shares of PNCH Stock.

Assets acquired are as follows:

Tangible assets
Film Library	$650,000
Software and broadcast equipment	757,118
Total Tangible assets	1,407,118
Intangible assets
Affiliate agreements	750,000
Program licenses	300,000
Goodwill	391,382
Total intangible assets	1,441,382

Total assets acquired	$2,848,500

Consideration given
Common stock	$2,848,500

7. Property and Equipment

	December 31, 2012	December 31, 2011
	(unaudited)	(audited)
Office Furniture	$10,571	$229
Film Library	650,000	-
Satellite Equipment	18,000	-
Computer Equipment	517,983	3,928
Software	269,567	39,809
	1,466,121	43,966
Less accumulated depreciation	(124,285)	33,878
Property and equipment, net	$1,341,836	$10,088

Depreciation of equipment was $97,317 and $10,871 for the twelve months ended December 31, 2012 and 2011, respectively.

8. Intangible Properties

	December 31, 2012	December 31, 2011
	(unaudited)	(audited)
Amortizable intangibles
Affiliate licenses	750,000	-
Programming licesnes	300,000	-
Total amortizable assets	1,050,000	-
Accumulated amortization	50,000	-
	1,000,000	-
Goodwill	391,382	-
Intangible assets, net	$1,391,382	$-

Amortization expense was $50,000 and $0 for the twelve month periods ended December 31, 2012 and 2011, respectively on useful lives of 2- 7 years..

9. Convertible Notes Payable

Notes payable consist of the following convertible notes (further described below):

	December 31, 2012	December 31, 2011
	(audited)	(audited)
Convertible notes payable: a series of notes have been issued at various times with identical terms: maturity within 9 months; interest rate at 8%; convertible at 50-65% discount to trading fair market value; convertible at option of holder	$211,500	$209,000
Convertible demand note payable, dated September 23, 2011, no maturity date, 2% interest rate, convertible at 50% discount to trading price at time of demand	155,600	163,000
Debt discount	(82,701)	(11,539)
Deferred financing costs	(5,044)	(7,253)
	279,355	353,208
Long-term portion of convertible debt	--	--
Current portion of convertible debt	$279,355	$353,208

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

The note is convertible at the option of the holder at any time during the lending period. The note is convertible into common stock at a discounted conversion price from the calculated average of the lowest three trading prices for the common stock during the ten trading day period prior to the date of the conversion notification. The holder has converted a portion of these notes in satisfaction of the amounts due. During the twelve month period ended December 31, 2012, notes with a face value of $316,800 were converted into 426,565,385 shares of common stock.

The debt conversion was recorded at the fair market value of the stock, at an average price of $.00074. The difference in the calculated issue price, per the agreed terms listed above, and the fair market value of the shares resulted in recognition of $487,110 as an expense of the conversion, included as a change in derivative. The Company currently reports the amount due, under these convertible notes net of unamortized discounts and financing costs (amortized to interest expense over the term of each note) associated with origination fees and the beneficial conversions resulting from the terms of the installment funding.

The Company has recognized the derivative liability associated with these agreements and has revalued the beneficial conversion feature, classifying as a derivative liability. As of December 31, 2012 and December 31, 2011, the derivative liability was calculated to be $399,566 and $94,697, respectively.

The derivative valuation resulted from calculation using an option pricing method for the conversion feature of the note payable. The following assumptions were used in our calculation:

Weighted Average:
Stock Price	$.0100
Strike Price	$.0030
Dividend rate	0.0%
Risk-free interest rate	.12%
Expected lives (years)	.5 years
Expected price volatility	345.01%
Forfeiture Rate	0.0%

Convertible Demand Notes Payable

On September 23, 2011, the Company entered into an arrangement with a lender whereby the Company assigned certain debt due the majority shareholder, in the amount of $250,000, secured by a five (5) year employment agreement (see related party footnote). The note is convertible into shares of the Company stock, at the demand of the lender. The convertible note is interest bearing at 2% per annum, there are no repayment terms. Terms of conversion define the stock price as at a 50% discount to the stock price defined as the average three deep bids on the day of funding. For the twelve months ended December 31, 2012 we issued 62,985,075 shares valued at $58,400 in satisfaction of payments. Payments resulted in the recognition of a beneficial conversion, at the time of the issuance, of $58,400 and $78,000 for the twelve month periods ended December 31, 2012 and 2011, respectively. The remaining balance on this convertible note payable is $155,600 and $214,000 as of December 31, 2012 and December 31, 2011, respectively.

10. Income Tax

The Company has not recognized an income tax benefit based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the current period presented is offset by a valuation allowance (100%) established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

	2012	2011
Expected statutory rate	34.0%	34.0%
State Income tax rate, net of federal benefit	3.6%	3.6%
Permanent Differences	0.0%	0.0%
Temporary Differences	0.0%	0.0%
Valuation Allowance	(37.6)	(37.6)
	0.0%	0.0%

Deferred income taxes are the result of timing differences between book and tax basis of certain assets and liabilities, timing of income and expense recognition of certain items and net operating loss carry-forwards.

The Company assesses temporary differences resulting from different treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded in our balance sheets. The Company evaluates the realizability of its deferred tax assets and assesses the need for a valuation allowance on an ongoing basis. In evaluating its deferred tax assets, the Company considers whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of deferred tax assets depends upon generating sufficient future taxable income prior to the expiration of the tax attributes.  In assessing the need for a valuation allowance the Company must project future levels of taxable income. This assessment requires significant judgment. The Company examined the evidence related to a recent history of tax losses, the economic conditions in which it operates recent organizational changes, its forecasts and projections. The Company therefore has recorded a valuation allowance against all deferred tax assets as of December 31, 2012 and 2011.

The following is a schedule of the deferred tax assets and liabilities as of December 31, 2012 and 2011:

	December 31,
	2012	2011
Deferred Tax Assets
Net Operating Losses	$813,600	$277,100
Stock based compensation	2,295,600	512,300
Less valuation allowance	(3,109,200)	(789,400)
	-	-
Deferred Tax Liabilities
Total Deferred Tax Assets (Liabilities)	$-	$-

Net Deferred Tax Asset (Liabilities)	$-	$-

Under the Internal Revenue Code of 1986, as amended,, net operating losses can be carried forward for twenty years.   As of December 31, 2011 the Company has net operating loss carry forwards of approximately $2,200,000.  These losses begin to expire in 2025.

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2008 through 2011. The Company state income tax returns are open to audit under the statute of limitations for the years ending December 31, 2008 through 2011.

The Company recognizes interest and penalties related to income taxes in income tax expense. The Company had incurred no penalties and interest for the years ended December 31, 2012 and 2011.

11. Equity

Four billion (4,000,000,000) shares of common stock are authorized by the company’s Amended Articles of Incorporation filed within the State of Delaware, at par value $.00001.

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

On October 31, 2012, the Company’s Board of Directors approved the amendment of the Company’s Certificate of Incorporation to change the Company’s name to IC Punch Media, Inc. and to provide for a class of “blank check” preferred stock.  The Company also authorized five hundred million (500,000,000) shares of preferred stock, par value $.000001.  The Board of Directors is expressly vested with the authority to divide any or all of the Preferred Stock into series in addition to those set forth below and to fix and determine the relative rights and preferences of the shares of each series so established, provided, however, that the rights and preferences of various series may vary only with respect to:

  the rate of dividend;
  whether the shares may be called and, if so, the call price and the terms and conditions of call;
  the amount  payable upon the shares in the event of voluntary and involuntary liquidation;
  sinking fund provisions, if any, for the call or redemption of the shares;
  the terms and conditions, if any, on which the shares may be converted;
  voting rights; and
  whether the shares will be cumulative,  noncumulative, or partially cumulative as to dividends and the dates from which any cumulative dividends are to accumulate.

12. Related Party Transactions

Advances and Loans from Shareholder

The majority shareholder has advanced funds, since inception, for the purpose of financing working capital and product development. As of December 31, 2012 and December 31, 2011, these advances amounted to $28,991 and $50,013, respectively. There are no formalized agreement or repayment terms to this advance and the amount is payable upon demand. In the absence of a formal agreement or stated interest rate, the Company is accruing interest at a minimal variable rate, currently 3%. Management will periodically adjust the rate recognized, following guidelines of applicable federal rates of interest.

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

13. Commitments and Contingencies

The Company has entered into agreement for office and studio space for a six year period, beginning in January 2010 and expiring in December 2015.

Future minimum lease payments for the years ended December 31:

2012	2,925
2013	2,917
2014	2,917
2015	2,917
thereafter	--
$11,675

From time to time the Company may be a party to litigation matters involving claims against the Company. Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

14. Subsequent events

Subsequent to December 31, 2012, the Company issued 136,690,910 shares of common stock for the settlement of convertible debt.

Management has considered all events subsequent to the balance sheet through the date that these financial statements were available, which is the date of our filing with the SEC.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have engaged DKM Certified Public Accountants (formerly Randall N. Drake, C.P.A.), ("DKM") as our independent auditor.

On January 1, 2012, the audit firm of Randall N. Drake CPA, P.A. changed its name to Drake & Klein CPAs. The change was reported to the PCAOB as a change of name. This is not a change of auditors for the Company.

On December 17, 2012, the audit firm of Drake & Klein CPAs changed its name to DKM Certified Public Accountants.  The change was reported to the PCAOB as a change of name.  This is not a change of auditors for the Company.

We have not had any disagreements with DKM on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, in connection with its reports.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and acting Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending December 31, 2012 covered by this Annual Report on Form 10-K. Based upon such evaluation, the Chief Executive Officer and acting Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer and acting Chief Financial Officer does not relate to reporting periods after December 31, 2012.

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

Management, under the supervision of the Company’s Chief Executive Officer and acting Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2012 under the criteria set forth in the in Internal Control—Integrated Framework.

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

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the year ended December 31, 2012, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Name	Position	Period	Age
----------------------	--------------------------	---------------	----------

Steven Samblis                                                       Chief Executive Officer, CFO             Sept 2003 - Present                             52

1211 Orange Ave. Suite 300                                    and Co-Chairman

Winter Park, FL Joseph Collins 2698 Dawson Ave. Suite A Signal Hill, CA 90755	President and Co-Chairman	July 2012 - Present	49

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Management Team

Steve Samblis, President, CEO, CFO and Co-Chairman of the Board

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

Joseph Collins - President  and Co-Chairman of the Board

Mr. Collins is the founder of Punch TV Networks. During his 30 years in television production and programming, Joseph has accumulated a long list of accomplishments. Along with the production of over 600 TV commercials to his credit, Mr. Collins has received recognitions for his vision. Specifically, Mr. Collins was presented with the 1996 Entrepreneur of the Year Award by Senator Diane Feinstein, Senator Fred Aguilar, and Senator Barbara Boxer. Additionally, he has received accolades from City Council members. His rich entrepreneurial spirit and accomplishments has led to the creation of Punch TV.

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

ITEM 11. EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal years ended December 31, 2012 and 2011.

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended December 31,2012 and 2011 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Comp ($)	Non-Qualified Deferred Comp Earnings ($)	All Other Comp ($)	Total ($)
Steven Samblis, President, Chief Executive Officer and Chairman	2012 2011 2010 2009 2008	8,200 -0- -0- -0- -0-	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-	8,200 -0- -0- -0- -0-

Shawn Conti, Secretary, Treasurer and Director	2011 2010 2009 2008 2007	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-

Luke Martin, Chief Technology Officer	2011 2010 2009 2008 2007	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-

Joseph Collins President, Co-Chairman	2012 2011 2010 2009 2008	6,800 -0- -0- -0- -0-	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-	6,800 -0- -0- -0- -0-
Peter Messineo, (1) Chief Financial Officer	2012 2011 2010 2009 2008	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-	- -0- 1500 1500	-0- -0- 1500 1500
(1) Resigned November 15, 2012

Executive Compensation

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

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding common stock as of April 12, 2013, and by the officers and directors, individually and as a group. All shares are owned directly.

Name	Position	Common Stock Owned	Percentage Owned
----------------------	--------------------------	-------------------	----------------
Steven Samblis 5428 S Bracken Court Winter Park, FL 32792	Chief Executive Officer and Chairman, Chief Financial Officer	374,031,201	29%
Joseph Collins 2698 Dawson Ave. Suite A Signal Hill, CA 90755	President	150,000,000	>1%
Luke Martin 502 W. Babcock Bozeman, MT 59715	Chief Technology Officer	247,000	>1%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

In 2005, the Company issued 20,000,000 share of its stock valued at par ($50,000) in exchange for Steven Samblis’ development of ICPlaces.com websites. This cost and all related compensation to Steven Samblis (an officer of the Company) has been charged to expense in 2005. Following a 1:10 reverse split in 2007, and certain transfers affected for personal financial planning purposes, Steve Samblis owned 47,476,800. Steve Samblis converted $70,000 of debt payable for 4,000,000 shares of common stock, at the current fair market value of approximately $.0175 per share. Following a 1:30 split on June 11, 2010 and converting $70,000 debt to stock Steve Samblis owned 9,521,560 shares. As of December 31, 2012, Mr. Samblis beneficially owns 300,238,095 shares of common stock.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

On January 1, 2012, the audit firm of Randall N. Drake CPA, P.A. changed its name to Drake & Klein CPAs. The change was reported to the PCAOB as a change of name. This is not a change of auditors for the Company.

Drake & Klein, CPAs (formerly Randall N. Drake, CPA, PA) has been our principal auditor, commencing in 2008. For professional services rendered for the audit of the Company’s financial statements for the years ended December 31, 2012 and 2011 and for the review of the Company’s financial statements for the periods ended March 31, June 30, and September 30, 2012, audit fees by year were:

Total
2012	$14,000
2011	$14,000

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2012 and 2011.

Tax Fees

For the Company’s fiscal years ended December 31, 2012 and 2011, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the period ended December 31, 2012 and 2011.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Item 6.      Exhibits and Reports of Form 8-K.

(a)	Financial Statements are included herewith

(b)	Exhibits

	Exhibit Number	Exhibit Title
	3.1	Articles of Incorporation*
	3.2	Bylaws**
	10.1	Stock Purchase and Sale Agreement between IC Places, Inc. and Bridger Web, Inc.*
	10.2	2010 Equity Compensation Plan***
	14	Code of Ethics
	23.1	Consent of Independent Auditors
	31.1	Certification of Steven Samblis pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification of Steven Samblis pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Steven Samblis pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.2	Certification of Steven Samblis pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Those exhibits marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original Form 10 Registration Statement, filed under SEC File Number 000-53278, at the SEC website at www.sec.gov:

*Filed as an exhibit to the Form 10 Amendment No. 1 filed with the SEC on July 30, 2008

** Filed as an exhibit to the Form 10 Amendment No. 3 filed with the SEC on August 11, 2008

***Filed as an exhibit to Form S-8, filed with the SEC on February 26, 2010

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

IC Punch Media, Inc.

Dated: April 15, 2013	By:	/s/ Steven Samblis
Steven Samblis
Chief Executive Officer

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

Name	Title	Date

/s/ Steven Samblis	Director, Chairman, Chief Executive Officer	April 15, 2013
Steven Samblis

/s/ Steven Samblis	Chief Financial Officer	April 15, 2013
Steven Samblis