Form 10-K/A
period 2012-12-31
IC Punch Media, Inc.
filed 2013-04-16
CIK 1437596

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

For the transition period from N/A to N/A

Commission File No. 000-53278

IC Punch Media, Inc.

(Name of small business issuer as specified in its charter)

Delaware                                        42-1662836

(State of Incorporation)                    (IRS Employer Identification No.)

1211 Orange Ave., Suite 300, Winter Park, FL 32789

(Address of principal executive offices)

407-442-0309

(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.00001 par value per share

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [x] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer [ ]                    Accelerated Filer [ ]

Non-accelerated filer [ ]                      Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Class                                Outstanding at April 15, 2013

       -----                                -------------------------------

Common stock, $0.00001 par value                        1,401,143,159

                                EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Company's Quarterly Report on Form

10-K for the fiscal year ended December 31, 2012 filed with the Securities and Exchange Commission on April 15, 2013 (the "Form 10-K"), is solely to furnish Exhibit 101 to the Form 10-K. Exhibit 101 provides the financial statements and related notes from the Form 10-K formatted in XBRL (Extensible

Business Reporting Language).

No other changes have been made to the Form 10-K. This Amendment No. 1 to the

Form 10-K continues to speak as of the original filing date of the Form 10-K,

does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

Pursuant to rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the  Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the  Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 6 - EXHIBITS

31.1*  Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2*  Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1*  Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2*  Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

101**  Interactive Data Files pursuant to Rule 405 of Regulation S-T.

----------

*  Previously filed

** Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    IC Punch Media, Inc.

                                    Registrant

Date: April 16, 2013                By: /s/ Steven Samblis

                                          -----------------------------------

                                          Steven Samblis

                                          Chief Executive Officer, Principal

                                          Executive Officer

                                    By: /s/ Steven Samblis

                                          -----------------------------------

                                          Steven Samblis

                                          Chief Financial Officer