Form 10-Q
period 2013-03-31
IC Punch Media, Inc.
filed 2013-05-21
CIK 1437596

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013.

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________.

Commission file number 000-53278

IC PUNCH MEDIA, INC.

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

The number of shares of the issuer’s common stock, par value $.00001 per share, outstanding as of May 20, 2013 was 1,980,104,697.

Part I.  Financial Information

Item 1.  Financial Statements.

 IC PUNCH MEDIA, INC.

BALANCE SHEET

(unaudited)

		March 31, 2013 (unaudited)	December 31, 2012 (audited)
Current Assets
Cash	$	---	$1,121
Accounts receivable		3,200	6,688
Prepaid expenses		132,871	146,010
Net disputed assets		2,116,639	---
Total Current Assets		2,252,710	153,819

Fixes assets, net of depreciation		7,501	1,466,121

TOTAL ASSETS		2,260,211	2,887,036

Current Liabilities
Accrued Liabilities		35,296	72,493
Bank overdraft		176	8,256
Advances from shareholder		---	28,991
Convertible notes payable		220,788	279,355
Derivative liability		295,650	399,566
Net Disputed Liabilities		73,633	---
Total Current Liabilities		625,543	78,661

Stockholders' Deficit
Common stock, $.00001 par value, 50,000,000 shares authorized, 1,980,104,697 and 1,284,452,249 shares issued, respectively		19,802	12,845
Paid-in capital		11,520,807	10,423,981
Accumulated deficit		(9,905,941)	(8,335,741)
Total Stockholders' Equity		1,634,668	2,098,375

TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)		$2,260,211	$2,887,036

See notes to financial statements.

IC PUNCH MEDIA, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2013		2012

Revenue	$	---		$9,423
Cost of goods sold		---		---
Gross profit		---		9,423

Expenses:
General and administrative costs		66,635		66,623
Depreciation & amortization		1,146		1,070
Stock compensation		15,210		20,625
Operating Income/(Loss)		(82,991)		(78,895)

Other income & expense
Change in derivative		103,916		23,587
Beneficial conversion		---		(15,000)
Settlement of debts		---		11,958
Interest expense		(7,733)		(5,798)

NET INCOME/(LOSS) from continued operations		$13,192		$(64,148)

Net of tax, disputed activity net loss		$(474,715)		$(64,148)

(Loss) on disputed activity, net of tax		$(1,108,677)		$(64,148)

Net Loss		$(1,570,200)		$(64,148)

Basic and diluted loss per share	$	(0.00)	$	(0.01)
Weighted average shares outstanding		2,010,104,697		871,864,529

See notes to financial statements.

IC PUNCH MEDIA, INC.

STATEMENTS OF CASH FLOWS

 (unaudited)

	Three Months Ended March 31,
	2013		2012
Cash Flows from Operating Activities
Net income/(loss) from operations		$(1,570,200)		$(64,148)
Net income/(loss) from discontinued operations		1,583,392		(64,148)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Adjustments for charges not requiring outlay of cash:
Depreciation & amortization		1,146		1,070
Change in derivative		(103,916)		(23,587)
Beneficial conversion		---		15,000
Amortization of finance costs and debt discounts		---		4,625
Settlement of debt		---		(11,958)
Interest expense		---		---
Common stock issued for rents		---		729
Common stock issued as compensation and for expenses		15,210		20,625

Changes in operating assets and liabilities:
(Increase)/decrease in accounts receivable		3,488		---
(Increase)/decrease in prepaid expenses and other assets		13,139		---
Increase/(decrease) in accounts payable and accrued expenses		(635)		1,173
Net cash (used in) from continuing operations		(58,376)		(56,471)
Net cash (used in) from discontinued operations		(28,178)		---
Net cash (used in) operating activities		(86,554)		(56,471)
Cash Flows from Investing Activities
Net cash (used in) investing activities		---		---

Cash Flows from Financing Activities
Deferred financing costs				---
Proceeds from loans and notes		85,433		70,000
Shareholder advances, proceeds		---		4,500
Shareholder advances, repayments		---		(20,144)
Net cash provided by financing activities		85,433		54,356

Net change in cash		(1,121)		(2,115)
Cash at beginning of period		1,121		2,316
Cash at end of period	$	---		$201

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$	---	$	---
Long-term lease paid with stock		144,000
Conversion of debt to equity		---		137,500

See notes to financial statements.

IC PUNCH MEDIA, INC.

(Previously a Development Stage Company)

Notes to the Financial Statements

March 31, 2013 and 2012

(unaudited)

1.                       Background Information

IC PUNCH MEDIA, INC. ("The Company") was formed on March 18, 2005 as a Delaware Corporation and is based in Celebration, Florida.  The Company engages in the ownership and operation of a network of city-based websites for use by business and vacation travelers as well as local individuals.  The Company’s websites provide local information about hotels, restaurant dining, golf courses, discount event tickets, discount car rentals, discount airfare, and attraction tickets.

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

Subsequent to March 31, 2013, (see subsequent events), the Company rescinded the Punch Television Network Agreement and all associated employment agreements and the entire transaction has been cancelled by mutual agreement of both parties. All shares the Company issued as a result of the previous contract are canceled as a result of the Rescission (totaling 285 million shares of common stock). Joseph Collins resigned as President and director as result of the rescission of the Punch Television Network Agreement.

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

All adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three month period ended March 31, 2013 and 2011; (b) the financial position at March 31, 2013, and (c) cash flows for the three month period ended March 31, 2013 and 2012, has been made.

The interim financial information referred to above has been prepared and presented in conformity with accounting principles generally accepted in the United States applicable to interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.

The unaudited financial statement and notes are presented as permitted by Form 10-Q.  Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted.  The accompanying unaudited financial statements should be read in conjunction with the financial statements for the years ended December 31, 2012 and notes thereto in the Company’s annual report, filed as an exhibit with the Securities and Exchange Commission.  Operating results for the nine month period ended March 31, 2013 and 2012 is not necessarily indicative of the results that may be expected for the entire year.

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

Property and Equipment

Property and equipment is stated at cost.   Depreciation is computed by the straight-line method over estimated useful lives (3-7 years).  The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted.  Based upon its most recent analysis, the Company believes that no impairment of property and equipment existed at March 31, 2013.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares outstanding during the year.  Diluted earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares.  There are no options or warrants outstanding, however, convertible notes payable are considered to be common stock equivalents, at the date of their maturity (when available to convert).  As of March 31, 2013 and 2012, there are potential share equivalents based on conversion options associated with our debt instruments (approximately 90,870,000 potential shares), however, due to net operating losses sustained, anti-dilution issues are not applicable.

3.            Previously a Development Stage Enterprise

The Company was considered to be in development stage since its formation on March 18, 2005 through December 31, 2011.  Through December 31, 2011, the Company had been primarily engaged in developing an internet portal website and raising capital to carry out its business plan.  The Company, through its service offerings, has established a recurring base of business and has acquired agreements which will generate additional advertising revenue.  Additionally, the Company had advanced its business plan of expansion, through the acquisition of Punch TV in July 2012, however in May, 2013, the Company rescinded the acquisition of Punch TV assets. The Company may continue to incur operating losses and to generate negative cash flow from operating activities while it advances its customer base and establishes itself in the marketplace.  The Company's ability to eliminate operating losses and to generate positive cash flow from operations in the future will depend upon a variety of factors, many of which it is unable to control.  The Company is requiring additional capital and will allocate substantial revenues generated towards advertising and branding of its media business lines.  The Company anticipates generating adequate revenues to cover its operating expenses, however, may not be able to eliminate operating losses, generate positive cash flow, or achieve or sustain profitability, which would materially adversely affect its business, operations, and financial results, as well as its ability to make payments on any obligations it may incur.

4.            Going Concern

The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.

The Company incurred a net loss for the three months ended March 31, 2013.  As of March 31, 2013 the Company had minimal cash with which to satisfy any future cash requirements.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The Company depends upon capital to be derived from future financing activities such as subsequent offerings of its common stock or debt financing in order to operate and grow the business.  There can be no assurance that the Company will be successful in raising such capital.  The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company's business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to build and maintain websites and to provide services and support to its customers and users.  There may be other risks and circumstances that management may be unable to predict.

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

6.            Property and Equipment

	March 31, 2013	December 31, 2012
	(unaudited)	(audited)
Office Furniture	$ 10,571	$ 10,571
Computer Equipment	13,828	13,828
Software	19,566	19,567
Total Property and Equipment	43,966	43,966
Less accumulated depreciation	(36,465)	(35,319)
Property and equipment, net	$ 7,501	$ 8,647

Depreciation of equipment was $1,146 and $1,714 for the three months ended March 31, 2013 and 2012, respectively.

The following fixed assets value has been reclassified on the Company’s balance sheet to “disputed assets” as a result of retroactive application of the rescission made effective subsequent to the period ending March 31, 2013 (see subsequent events):

	Cost	Accum Amort
Disputed activity’s fixed assets	$ 1,422,155	$ (280,516)

7.            Intangible Properties

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

Subsequent to March 31, 2013, on May 15, 2013, the Company rescinded the Punch Television Network Agreement and all associated employment agreements and the entire transaction has been cancelled by mutual agreement of both parties. All shares the Company issued as a result of the previous contract are canceled as a result of the Rescission (totaling 285 million shares of common stock). Joseph Collins resigned as President and director as result of the rescission of the Punch Television Network Agreement.

The following intangible assets value has been reclassified on the Company’s balance sheet to “disputed assets” as a result of retroactive application of the rescission made effective subsequent to the period ending March 31, 2013 (see subsequent events):

	Cost	Accumulated Amortization
Affiliates	$ 750,000	$ 0
License	300,000	(75,000)

	$ 1,050,000	$ (75,000)

8.            Convertible Notes Payable

Notes payable consists of the following convertible notes (further described below):

	March 31, 2013	March 31, 2012
	(unaudited)	(unaudited)
Convertible notes payable: a series of notes have been issued at various times with identical terms: maturity within 9 months; interest rate at 8%; convertible at 50-65% discount to trading fair market value; convertible at option of holder	$153,000	$97,500
Convertible demand note payable, dated September 23, 2011, no maturity date, 2% interest rate, convertible at 50% discount to trading price at time of demand	155,600	199,000
Debt discount	(79,852)	---
Deferred financing costs	(7,960)	(6,167)
	$220,788	$290,333
Long-term portion of convertible debt	$--	$--
Current portion of convertible debt	$220,788	$290,333

Convertible Notes Payable

The Company receives proceeds, at various dates, from an unrelated third party in exchange for a series of convertible promissory notes at an annual interest rate of 8% on any unpaid principal and a maturity date of nine months from the date of funding.  A penalty interest rate will be in effect for any amount of principal or interest which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date.  The note is convertible at the option of the holder at any time during the lending period.  The note is convertible into common stock at a conversion price of 35% (65% discount) of the calculated average of the lowest three trading prices for the common stock during the ten trading day period prior to the date of the conversion notification.  The holder has converted a portion of these notes in satisfaction of the amounts due.  During the three month period ended March 31, 2013, notes with a face value of $144,000 was converted into 725,652,448shares of common stock.  The debt conversion was recorded at the fair market value of the stock, at an average price of $.0002.  The difference in the calculated issue price, per the agreed terms listed above, and the fair market value of the shares resulted in a recognition of $103,916 as income from the conversion, included as a change in derivative.  The Company currently reports the amount due, under these convertible notes net of unamortized discounts and financing costs (amortized to interest expense over the term of each note) associated with origination fees and the beneficial conversions resulting from the terms of the installment funding.

The Company has recognized the derivative liability associated with this agreement and has revalued the beneficial conversion feature, classified as a derivative liability.  As of March 31, 2013 and December 31, 2012, the derivative liability was calculated to be $295,650 and $399,566, respectively.

The derivative valuation resulted from calculation using an option pricing method for the conversion feature of the note payable. The following assumptions were used in our calculation:

Weighted Average:
Stock Price	$.0064
Strike Price	$.0019
Dividend rate	0.0%
Risk-free interest rate	.12%
Expected lives (years)	.5 years
Expected price volatility	395.3%
Forfeiture Rate	0.0%

Convertible Demand Notes Payable

On September 23, 2011, the Company entered into an arrangement with a lender whereby the Company assigned certain debt due the majority shareholder, in the amount of $250,000, secured by a five (5) year employment agreement (see related party footnote).  The note is convertible into shares of the Company stock, at the demand of the lender.  The convertible note is interest bearing at 2% per annum, there are no repayment terms.  Terms of conversion define the stock price as at a 50% discount to the stock price defined as the average three deep bids on the day of funding. For the three months ended March 31, 2013, no shares were issued in satisfaction of payments and therefore no recognition of a beneficial conversion was made for the period.  The remaining balance on this convertible note payable was $155,600 and $155,600 as of March 31, 2013 and December 31, 2012, respectively.

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

10.         Equity

Four billion (4,000,000,000) shares of common stock are authorized by the company’s Amended Articles of Incorporation filed within the State of Delaware, at par value $.00001.

Shares issued to consultants during the period in advance of services (unearned) to be provided have been charged to a contra-equity account and will be ratably expensed, over the requisite service period, as the services are rendered.

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

On May 15, 2013, the Company rescinded the Punch Television Network Agreement and all associated employment agreements.  As a result, all shares the Company issued as a result of the previous contract are canceled as a result of the Rescission (totaling 285 million shares of common stock) and will be returned to the Company’s treasury.

11.            Related Party Transactions

Advances and Loans from Shareholder

The majority shareholder has advanced funds, since inception, for the purpose of financing working capital and product development.  As of March 31, 2013 and December 31, 2012, these advances amounted to $0 and $28,991, respectively.  There are no formalized agreement or repayment terms to this advance and the amount is payable upon demand.  In the absence of a formal agreement or stated interest rate, the Company is accruing interest at a minimal variable rate, currently 3%.  Management will periodically adjust the rate recognized, following guidelines of applicable federal rates of interest.

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

Rescission of Punch TV

Effective May 15, 2013, Joseph Collins resigned as President and director as result of the rescission of the Punch Television Network Agreement.  An associated accrual in the amount of $3,400 has been credited in the current period.

Additionally, the Company has reclassified the values of assets and liabilities of Punch TV as reported in the Company’s financial statements for the year ended December 31, 2012 to contra accounts labeled on the Balance Sheet as Net Disputed Assets and Net Disputed Liabilities, respectively.

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

13.          Subsequent Events

On May 14, 2013, the Company filed Form 8-K with the Securities and Exchange Commission and disclosed that the Company rescinded the Punch Television Network Agreement and all associated employment agreements by mutual agreement of both parties. Joseph Collins resigned as President and director as result of the rescission of the Punch Television Network Agreement and as a result, the Company is no longer accruing wages under the terms of Mr. Collin’s Agreement.

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of IC PUNCH MEDIA, INC. for the period ended March 31, 2013 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties.  In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements.  Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

The following are factors that could cause actual results or events to differ materially from those anticipated, and include but are not limited to: general economic, financial and business conditions; changes in and compliance with governmental regulations; changes in tax laws; and the costs and effects of legal proceedings.

You should not rely on forward-looking statements in this quarterly report.  This quarterly report contains forward-looking statements that involve risks and uncertainties.  We use words such as "anticipates," "believes," "plans," "expects," "future," "intends," and similar expressions to identify these forward-looking statements.  Prospective investors should not place undue reliance on these forward-looking statements, which apply only as of the date of this annual report.  Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by IC PUNCH MEDIA, INC.  For example, a few of the uncertainties that could affect the accuracy of forward-looking statements include:

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

Financial information provided in this Form 10-Q for periods subsequent to March 31, 2013 is preliminary and remains subject to audit.  As such, this information is not final or complete, and remains subject to change, possibly materially.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company had $0 and $9,423 from advertising revenue for the three month periods ended March 31, 2013 and 2012, respectively.  The Company has secured a contract for the commitment, at minimum, to distribute six program licenses: "Instant Movie Reviews"," Instant DVD Reviews", "First Look"," Trailers"," IC Sports".  The Company has also received revenues from other advertising and talent fees.  Prior to March 31, 2012, the Company recorded $43,506 of revenue from Punch TV and $0 for the current period.  Prior earnings have been recorded as discontinued operations as a result of the subsequent rescission of the Punch TV assets in May 2013. (see subsequent events)

Operating expenses were $61,196 and $88,318 for the three month periods ended March 31, 2013 and 2012, respectively.  Significant operating expenses were related to stock-based share payments which were $15,210 and $20,625 for the three month periods ended March 31, 2013 and 2012, respectively.  Shares were issued as compensation for services rendered.  The Company is recording stock-based compensation, valued at the date of the issuance, and ratably expensing over the service period.  Other significant operating expenses were also related to the maintenance of the corporate entity, primarily accounting and legal fees.  Expenses incurred in the development of the web-based search site are expensed as incurred.

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

Subsequent to March 31, 2013, the Company rescinded the Punch Television Network Agreement and all associated employment agreements by mutual agreement of both parties. Joseph Collins resigned as President and director as result of the rescission of the Punch Television Network Agreement and as a result, the Company is no longer accruing wages under the terms of Mr. Collin’s Agreement.

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

At March 31, 2013, the Company did not have adequate cash resources to meet current obligations.  Management believes that financial support from the majority shareholder to pay minimal and necessary incurred expense will allow the Company to benefit from advertising revenue streams, currently in-place, to produce the anticipated cash flow necessary to support operations.

At March 31, 2013, the Company had negative working capital of approximately $489,472 as compared to negative $634,842 at December 31, 2012.  Working capital as of both dates consisted entirely of cash, accounts receivable, and prepaid expenses, net of current liabilities.

At March 31, 2013, the Company has minimal cash and tangible assets, increasing accrued liabilities, negligible revenues, and a history of operating losses.  Absent an outside capital infusion, the Company will seek funding from traditional banking and other private sources.  There are no assurances that any manner of securities offering (debt or equity) will be successful, and the Company’s revenues are inadequate to provide for the growth projected in this filing.  We may be reliant on additional shareholder contributions, including from management, to continue operations.  We are hopeful that the market awareness and financial transparency afforded through becoming a reporting company will assist us in procuring additional investment capital or loans.

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

Subsequent Events

The Punch Television Network Agreement and the employment agreements have been rescinded, and the entire transaction has been canceled.  All shares of the Company issued as a result of the previous contract are canceled as a result of the Rescission (totaling 285 million shares of common stock). As a result of the rescission of the Punch Television Network Agreement, IC Punch Media, Inc. will change its name to VU Media Corporation which change requires us to file Amended Articles of Incorporation with the Delaware Secretary of State's office after a Section 14 filing with the Securities and Exchange Commission.

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

With respect to the period ending March 31, 2013, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures,  as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based upon our evaluation regarding the period ending March 31, 2013, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

(b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None..

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

Mr. Peter Messineo, our Chief Financial Officer, submitted his resignation effective November 15, 2012. His departure is not due to any disagreement with the Company on any matter related to the Company’s operations.  Mr. Steven Samblis, our Chief Executive Officer will assume these responsibilities until a replacement can be arranged, which is expected to be announced concurrently with the effective departure.

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

                                                                                                                IC PUNCH MEDIA, INC.

Date: May 20, 2013                                                                           By:  /s/ Steven Samblis

                                                                                                                STEVEN SAMBLIS,

                                                                                                               Chief Executive Officer

                                                                                                               Chief Financial Officer