Form 10-Q/A
period 2013-03-31
IC Punch Media, Inc.
filed 2013-06-10
CIK 1437596

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q/A

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

The number of shares of the issuer’s common stock, par value $.00001 per share, outstanding as of June 4, 2013 was 2,280,104,697.

EXPLANATORY NOTE

IC Punch Media, Inc. (the "Company") is filing this Amendment No. 1 to its quarterly report on Form 10-Q for the period ended March 31, 2013, which was filed on May 21, 2013. The Company's previously filed quarterly report did not report the correct number of shares outstanding as of March 31, 2013 on its financial statements.

Part I.  Financial Information

Item 1.  Financial Statements.

 IC PUNCH MEDIA, INC.

BALANCE SHEET

(unaudited)

		March 31, 2013 (unaudited)	December 31, 2012 (audited)
Current Assets
Cash	$	---	$1,121
Accounts receivable		3,200	6,688
Prepaid expenses		132,871	146,010
Net disputed assets		2,116,639	---
Total Current Assets		2,252,710	153,819

Fixes assets, net of depreciation		7,501	1,341,835

Intangible assets, net of amortization		---	1,391,382

TOTAL ASSETS		2,260,211	2,887,036

Current Liabilities
Accrued Liabilities		35,296	72,493
Bank overdraft		176	8,256
Advances from shareholder		---	28,991
Convertible notes payable		220,788	279,355
Derivative liability		295,650	399,566
Net Disputed Liabilities		73,633	---
Total Current Liabilities		625,543	788,661

Stockholders' Deficit
Common stock, $.00001 par value, 50,000,000 shares authorized, 1,421,143,159 and 1,284,452,249 shares issued, respectively		14,211	12,845
Unearned stock based compensation		---	(2,710)
Paid-in capital		11,526,398	10,423,981
Accumulated deficit		(9,905,941)	(8,335,741)
Total Stockholders' Equity		1,634,668	2,098,375

TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)		$2,260,211	$2,887,036

See notes to financial statements.

IC PUNCH MEDIA, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2013		2012

Revenue	$	---		$9,423
Cost of goods sold		---		---
Gross profit		---		9,423

Expenses:
General and administrative costs		66,635		66,623
Depreciation & amortization		1,146		1,070
Stock compensation		15,210		20,625
Operating Income/(Loss)		(82,991)		(78,895)

Other income & (expense)
Change in derivative		103,916		23,587
Beneficial conversion		---		(15,000)
Settlement of debts		---		11,958
Interest expense		(7,733)		(5,798)

NET INCOME/(LOSS) from continued operations		$13,192		$(64,148)

Net of tax, disputed activity net loss		$(474,715)	$	---

(Loss) on disputed activity, net of tax		$(1,108,677)	$	---

Net Loss		$(1,570,200)		$(64,148)

Basic and diluted loss per share	$	(0.00)	$	(0.01)
Weighted average shares outstanding		1,347,707,794		871,864,529

See notes to financial statements.

IC PUNCH MEDIA, INC.

STATEMENTS OF CASH FLOWS

 (unaudited)

	Three Months Ended March 31,
	2013		2012
Cash Flows from Operating Activities
Net income/(loss) from operations		$(1,570,200)		$(64,148)
Net income/(loss) from discontinued operations		1,583,392		---
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Adjustments for charges not requiring outlay of cash:
Depreciation & amortization		1,146		1,070
Change in derivative		(103,916)		(23,587)
Beneficial conversion		---		15,000
Amortization of finance costs and debt discounts		---		4,625
Settlement of debt		---		(11,958)
Interest expense		---		---
Common stock issued for rents		---		729
Common stock issued as compensation and for expenses		15,210		20,625

Changes in operating assets and liabilities:
(Increase)/decrease in accounts receivable		3,488		---
(Increase)/decrease in prepaid expenses and other assets		13,139		---
Increase/(decrease) in accounts payable and accrued expenses		(635)		1,173
Net cash (used in) from continuing operations		(58,376)		(56,471)
Net cash (used in) from discontinued operations		(28,178)		---
Net cash (used in) operating activities		(86,554)		(56,471)
Cash Flows from Investing Activities
Net cash (used in) investing activities		---		---

Cash Flows from Financing Activities
Deferred financing costs				---
Proceeds from loans and notes		85,433		70,000
Shareholder advances, proceeds		---		4,500
Shareholder advances, repayments		---		(20,144)
Net cash provided by financing activities		85,433		54,356

Net change in cash		(1,121)		(2,115)
Cash at beginning of period		1,121		2,316
Cash at end of period	$	---		$201

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$	---	$	---
Long-term lease paid with stock		---
Conversion of debt to equity		144,000		137,500

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

6.            Property and Equipment

	March 31, 2013	December 31, 2012
	(unaudited)	(audited)
Office Furniture	$ 10,571	$ 10,571
Computer Equipment	13,828	517.983
Software	19,567	269,567
Satellite equipment	-	18,000
Film Library	-	650,000
Total Property and Equipment	43,966	1,466,121
Less accumulated depreciation	(36,465)	(124,286)
Property and equipment, net	$ 7,501	$ 1,341,835

Depreciation of equipment was $1,146 and $1,714 for the three months ended March 31, 2013 and 2012, respectively.

The following fixed assets value has been reclassified on the Company’s balance sheet to “disputed assets” as a result of retroactive application of the rescission made effective subsequent to the period ending March 31, 2013 (see subsequent events):

	Cost	Accum Amort
Furniture & Equip	$ 1,422,155	$ (280,516)

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

Convertible Notes Payable

The Company receives proceeds, at various dates, from an unrelated third party in exchange for a series of convertible promissory notes at an annual interest rate of 8% on any unpaid principal and a maturity date of nine months from the date of funding.  A penalty interest rate will be in effect for any amount of principal or interest which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date.  The note is convertible at the option of the holder at any time during the lending period.  The note is convertible into common stock at a conversion price of 35% (65% discount) of the calculated average of the lowest three trading prices for the common stock during the ten trading day period prior to the date of the conversion notification.  The holder has converted a portion of these notes in satisfaction of the amounts due.  During the three month period ended March 31, 2013, notes with a face value of $144,000 was converted into 136,690,910 shares of common stock.  The debt conversion was recorded at the fair market value of the stock, at an average price of $.0011.  The difference in the calculated issue price, per the agreed terms listed above, and the fair market value of the shares resulted in a recognition of $103,916 as income from the conversion, included as a change in derivative.  The Company currently reports the amount due, under these convertible notes net of unamortized discounts and financing costs (amortized to interest expense over the term of each note) associated with origination fees and the beneficial conversions resulting from the terms of the installment funding.

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
$8,751

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

13.          Subsequent Events

On April 29, 2013, the Company issued 550,000,000 shares of common stock to its CEO pursuant to his employment agreement dated November 18, 2005.

On May 1, 2013, the Company issued 300,000,000 shares of common stock to its CEO pursuant to his employment agreement dated November 18, 2005.

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

On May 21, 2013, Consent to Action by Shareholders Without a Meeting was delivered to the Company deeming it in the best interests of the Company to remove Joseph Collins from the Board of Directors of the Company, President of the Company, Co-Chairman of the Company, and any capacity as a Board Member or Employee.  On same date, the Company appointed Gayle Dickie and Meredith Walters to the Board of Directors of the Company.  Additionally, Gayle Dickie was appointed President of the Company and James Allen Bradley was appointed as VP of Production and Operations.

In April the Company issued 8,961,538 shares in settlement of convertible debt.

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

On May 21, 2013, Consent to Action by Shareholders Without a Meeting was delivered to the Company deeming it in the best interests of the Company to remove Joseph Collins from the Board of Directors of the Company, President of the Company, Co-Chairman of the Company, and any capacity as a Board Member or Employee.  On same date, the Company appointed Gayle Dickie and Meredith Walters to the Board of Directors of the Company.  Additionally, Gayle Dickie was appointed President of the Company and James Allen Bradley was appointed as VP of Production and Operations.

GAYLE DICKIE

Producer, Writer

As President and COO of Hey Girl Hey Entertainment LLC, Gayle is a consistent top performer and well respected entertainment executive with solid relationships having 25 years in the business of programming, sales/distribution of television, film, syndication, music, animation, toy licensing, marketing, packaging and producing, as well as raising private equity providing exclusive services to various clients and independent studios worldwide. A former syndicator, Gayle was the first female Vice President for Blair Entertainment, holding executive positions at Viacom, Mattel Television Syndication, a division of Mattel Toys, Inc., Television Program Enterprises, Fries Entertainment and Orion Television Syndication. She regularly syndicated, packaged and distributed movie and television programs to over 210 television stations domestically, working with top broadcast O&O stations (U.S.) managing $25M in advertising and $25M in revenues with some of the most recognizable programs in television.

During her tenure as a domestic syndicator, Gayle helped program hundreds of television stations in the top 150 markets, including first air on stations such as, KPXN-TV, KOFY-TV, KTXA-TV, KDFI-TV, KTXH-TV, KZAT-TV, KSTW-TV,   KSAZ-TV, KTVD and KDOB-TV in markets such as Los Angeles, San Francisco, Dallas, Houston, Seattle, Phoenix, Denver and Bakersfield. These television stations went on to become strong independent stations still continuing in today’s domestic market and some now affiliated with major networks such asFOX and CW.

In the early 90’s she effectively pitched and packaged, “DRAGONBALL Z” to Saban Entertainment, supervising all domestic syndication and marketing efforts. The show sold in more than 150 television markets, became one of the most successful ‘japanimation’ programs in the world with global revenues estimated over $100M. In 1997, her independent movie, “THE GIFTED,” went to Cannes Film Festival with sales over $8M.

The following two years, Gayle was recruited as a Managing Director/Business Development of Entertainment and Media for Covansys, Inc. She was responsible for $14M in sales of business intelligence for television/film/studio/music companies providing end-to-end solutions and custom development software applications increasing brand visibility to Warner Bros., Fox Filmed Entertainment, Universal, Dreamworks, MGM, Sony, Paramount, E Networks, Disney and DirecTV.

Continuing her independent spirit, she produced and raised $10M in private equity/financing for a feature film in 2009, hiring all above the line talent, (Cloris Leachman, Toni Braxton, Chazz Palminteri, Cary Elwes, and Jamie Presley) successfully recouping Michigan’s 42% of tax credit/spend back to investors.

With numerous TV shows and films in development, Gayle is a member of NATPE & FAME. A former competitive athlete, Gayle set (and still holds) the WORLD RECORD of 13,104 Bent- Knee Sit Ups in 12 Hours on ABC-TV in 1980. It was a World Wide Television Event Program entitled, “The New and Spectacular Guinness Book of World Records.”

As a Producer and Writer, Gayle is a creative consultant on a number of television and film projects for various television cable and broadcast networks. She is currently forming strategic alliances with some of Hollywood’s brightest talent in music, sports and entertainment to develop a new mini-major studio partnership.

MEREDITH C. WALTERS

Meredith is an accomplished dynamic media sales and marketing executive with over 25 years of experience in the Broadcast Television, Cable, and Digital Media industries.

Meredith is considered an innovative sales leader with diverse career experiences at the top networks in Television and Cable, including FOX, UPN, NBC, and COX Media. Throughout her career in Television and New Media, Meredith was instrumental in the launch and introduction of several networks such as FOX, MSNBC, UPN, NETZERO and OHH digital network, SOLUTREA to the advertising marketplace.

During her long tenure in broadcast television, Meredith was responsible for over $ 500MM in advertising revenue. Her experience has included the some of the top billing stations and station groups in the industry including, (FOX, UPN, TRIBUNE, NBC, BELO, COX) in all major markets in the U.S.,( NY, LA CHICAGO, PHIL, BOSTON, SF, D.C.) In her position as National Sales Manager at UPN 44, Meredith was part of the launch of the cutting edge UPN network and was responsible for over $31 MM in national revenue. During her tenure at NBC, Meredith developed advertising revenue of over $15 MM and co-created the “Chris Matthews College tour” show, generating $500K in incremental revenue for the fledging network. This show was also a one of a kind integrated sponsorship program incorporating a specialized content. This show is still on the NBC cable networks today. While at FOX, Meredith was hired to reorganize one of the FOX O&O owned and operated) stations group offices and was responsible for over $33MM in revenue, and successfully increasing sales for the office by 18%.

Meredith also has over 9 years of sales management experience at top network rep firms giving her extensive exposure with every major market and all top owned and operated station groups where she was responsible for a combined $64 MM in sales and the management of up to 20 sales reps in 10 offices nationwide. She consistently outperformed competitive market revenue shares by 16 % year-to-year and increased revenues by 20% year to year.

In 2007, Meredith was a founder in a Digital Multi Media startup focused on wireless content delivery networks including OOH digital networks. She was responsible for all strategic alliance and media negotiations and deployment of the distribution networks generating 15 MM in new revenue. Meredith is currently providing consultant services for a start- up OOH company, as well as music licensing for television stations and advertising agencies.

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

                                                                                                                IC PUNCH MEDIA, INC.

Date: June 7, 2013                                                                              By:  /s/ Steven Samblis

                                                                                                                STEVEN SAMBLIS,

                                                                                                                Chief Executive Officer

                                                                                                                Chief Financial Officer