Form 10-Q
period 2013-06-30
IC Punch Media, Inc.
filed 2013-08-19
CIK 1437596

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013.

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

Large accelerated filer (__)   Accelerated filer (__)   Non-accelerated filer (__)  (Do not check if a smaller reporting company) Smaller reporting company (X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes (__) No (X )

The number of shares of the issuer’s common stock, par value $.00001 per share, outstanding as of August 19, 2013 2,375,204,697.

Part I.  Financial Information

Item 1.  Financial Statements.

 IC PUNCH MEDIA, INC.

BALANCE SHEET

(unaudited)

	June 30, 2013 (unaudited)	December 31, 2012 (audited)
Current Assets
Cash	$25,561	$1,121
Accounts receivable	3,200	6,688
Prepaid expenses	119,552	146,010
Total Current Assets	148,313	153,819

Fixes assets, net of depreciation	8,437	1,341,835

Intangible assets, net of amortization	---	1,391,382

TOTAL ASSETS	156,750	2,887,036

Current Liabilities
Accrued Liabilities	20,817	72,493
Bank overdraft	---	8,256
Advances from shareholder	---	28,991
Convertible notes payable	272,212	279,355
Derivative liability	433,190	399,566
Total Current Liabilities	726,219	788,661

Stockholders' Deficit
Common stock, $.00001 par value, 4,000,000,000 shares authorized, 2,344,204,697 and 1,284,452,249 shares issued, respectively	23,442	12,845
Unearned stock based compensation	---	(2,710)
Common stock receivable	(1,320)	---
Paid-in capital	8,509,378	10,423,981
Accumulated deficit	(9,100,949)	(8,335,741)
Total Stockholders' Equity	(569,469)	2,098,375

TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	$156,750	$2,887,036

See notes to financial statements.

IC PUNCH MEDIA, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended June 30,					For the Six Months Ended June 30,
	2013		2012			2013	2012

Revenue	$	---		$10,800	$	---		$20,223
Direct costs		---		---		---		---
Gross profit		---		10,800		---		20,223

Expenses:
General and administrative		56,247		51,570		122,882		118,193
Depreciation & amortization		1,875		949		3,021		2,019
Stock compensation		21,000		20,625		36,210		41,250
Operating Loss		(79,122)		(62,344)		(162,113)		(141,239)

Other income & (expense)
Change in derivative		48,464		(19,049)		55,452		4,538
Beneficial conversion		---		---		---		(15,000)
Settlement of debts		---		798		---		12,756
Interest expense		(128,405)		(90,070)		(136,138)		(95,868)

Net income (loss) from continued operations		$(255,991)		$(170,655)		$(242,799)		$(234,813)

Gain (loss) on disposal of assets (net of tax)		586,268		---		(522,409)		---

Net Income (Loss)		$330,277		$(170,665)		$765,208		$(234,813)

Continued Operations earnings per share	$	(0.00)	$	(0.00)	$	(0.00)	$	(0.00)
Discontinued Operations earnings per share		$(0.00)		$(0.00)		$(0.00)		$(0.00)
Weighted average shares outstanding		1,910,680,690		623,730,502		1,612,228,439		588,289,021

See notes to financial statements.

IC PUNCH MEDIA, INC.

STATEMENTS OF CASH FLOWS

 (unaudited)

	Six Months Ended June 30,
	2013	2012
Cash Flows from Operating Activities
Net income/(loss) from operations	$(1,046,505)	$(234,813)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Adjustments for charges not requiring outlay of cash:
Depreciation & amortization	3,021	2,019
Change in derivative	(55,452)	(4,538)
Beneficial conversion	---	15,000
Amortization of finance costs and debt discounts	23,130	10,934
Settlement of debt	---	(12,756)
Interest expense	136,138	78,605
Loss on disposal of assets	522,409	---
Tax on disposal of assets	281,297
Common stock issued for rents	---	1,459
Common stock issued as compensation and for expenses	36,210	41,250

Changes in operating assets and liabilities:
(Increase)/decrease in accounts receivable	---	---
(Increase)/decrease in prepaid expenses and other assets	13,229	---
Increase/(decrease) in accounts payable and accrued expenses	14,480	6,329
Net cash (used in) from continuing operations	(72,043)	(96,511)
Net cash (used in) from discontinued operations	(28,178)	---
Net cash (used in) operating activities	(100,221)	(96,511)

Cash Flows from Investing Activities
Net cash (used in) investing activities	(2,082)	---

Cash Flows from Financing Activities
Proceeds from loans and notes	76,000	165,000
Shareholder advances, proceeds	742	22,500
Shareholder advances, repayments	---	(56,249)
Net cash provided by financing activities	76,742	131,251

Net change in cash	25,561	34,740
Cash at beginning of period	---	2,316
Cash at end of period	$25,561	$37,056

Supplemental Disclosures of Cash Flow Information:
Conversion of debt to equity	144,000	157,500

See notes to financial statements.

IC PUNCH MEDIA, INC.

(Previously a Development Stage Company)

Notes to the Financial Statements

June 30, 2013 and 2012

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

On July 10, 2012 IC PUNCH MEDIA, INC. (“the Company” or “Buyer”) entered into an Asset Purchase Agreement with Punch Television Network (“Punch”, “Seller”). Through the agreement, the Buyer has acquire substantially all of the assets, tangible and intangible, owned by Seller that are used in, or necessary for the conduct of, its Television Network business, including, without limitation:  (i) the Station Licenses, subject to any obligations contained in disclosed license agreements and all related intellectual property; (ii) the fixed assets of Seller; (iii) any and all customer lists; and (iv) the goodwill associated therewith, all free and clear of any security interests, mortgages or other encumbrances.  The aggregate consideration for the assets and business was 135,000,000 shares of restricted common shares of ICPA Stock. In addition and as a result of the issuance of shares to Punch Television Network, 150,000,000 shares were issued to Joseph Collins pursuant to his employment agreement.

Punch TV is an African American network that includes new programming.  Punch TV Network differs from current “African American” television that uses research-driven approaches to target African Americans audiences; Punch TV was designed to deliver entertainment to multicultural audiences.  Punch TV represents a Multi-Media experience that satisfies and excites viewers.

Effective May 14, 2013, the Company rescinded the Punch Television Network Agreement and all associated employment agreements and the entire transaction has been cancelled by mutual agreement of both parties. Joseph Collins resigned as President and Director as result of the rescission of the Punch Television Network Agreement.  All 285 million shares the Company issued as a result of the previous contracts are expected to be returned to the Company.  The Company has received 153,000,000 shares, leaving 132,000,000 shares receivable as of June 30, 2013.

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

All adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three and six month period ended June 30, 2013 and 2012; (b) the financial position at June 30, 2013, and (c) cash flows for the six month period ended June 30, 2013 and 2012, has been made.

The interim financial information referred to above has been prepared and presented in conformity with accounting principles generally accepted in the United States applicable to interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.

The unaudited financial statement and notes are presented as permitted by Form 10-Q.  Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted.  The accompanying unaudited financial statements should be read in conjunction with the financial statements for the years ended December 31, 2012 and notes thereto in the Company’s annual report, filed as an exhibit with the Securities and Exchange Commission.  Operating results for the three and six month period ended June 30, 2013 and 2012 is not necessarily indicative of the results that may be expected for the entire year.

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

Property and Equipment

Property and equipment is stated at cost.   Depreciation is computed by the straight-line method over estimated useful lives (3-7 years).  The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted.  Based upon its most recent analysis, the Company believes that no impairment of property and equipment existed at June 30, 2013.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares outstanding during the year.  Diluted earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares.  There are no options or warrants outstanding, however, convertible notes payable are considered to be common stock equivalents, at the date of their maturity (when available to convert).  As of June 30, 2013, there are potential share equivalents based on conversion options associated with our debt instruments (approximately 373,125,000 potential shares), however, due to net operating losses sustained, anti-dilution issues are not applicable.

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

The Company incurred a net loss for the six months ended June 30, 2013.  As of June 30, 2013 the Company had minimal cash with which to satisfy any future cash requirements.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The Company depends upon capital to be derived from future financing activities such as subsequent offerings of its common stock or debt financing in order to operate and grow the business.  There can be no assurance that the Company will be successful in raising such capital.  The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company's business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to build and maintain websites and to provide services and support to its customers and users.  There may be other risks and circumstances that management may be unable to predict.

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

6.            Property and Equipment

	June 30, 2013	December 31, 2012
	(unaudited)	(audited)
Office Furniture	$ 10,603	$ 10,571
Computer Equipment	15,878	13,828
Software	19,567	19,567
Total Property and Equipment	46,048	43,966
Less accumulated depreciation	(37,611)	(39,326)
Property and equipment, net	$ 8,437	$ 4,640

Depreciation of equipment was $2,292 and $2,019 for the six months ended June 30, 2013 and 2012, respectively.

The following fixed asset values have been removed from the Company’s balance sheet as a result of the rescission made effective on May 14, 2013:

	Cost	Accum Amort
Furniture & Equip	$ 1,422,155	$ (280,516)

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

The following intangible asset values have been removed from the Company’s balance sheet as a result of the Punch TV rescission made effective on May 14, 2013:

	Cost	Accumulated Amortization
Affiliates	$ 750,000	$ 0
License	300,000	(75,000)
	$ 1,050,000	$ (75,000)

8.            Convertible Notes Payable

Notes payable consists of the following convertible notes (further described below):

	June 30, 2013	June 30, 2012
	(unaudited)	(unaudited)
Convertible notes payable: a series of notes have been issued at various times with identical terms: maturity within 9 months; interest rate at 8%; convertible at 50-65% discount to trading fair market value; convertible at option of holder	$298,500	$180,500
Convertible demand note payable, dated September 23, 2011, no maturity date, 2% interest rate, convertible at 50% discount to trading price at time of demand	155,600	199,000
Debt discount	(173,629)	(101,895)
Deferred financing costs	(8,259)	(7,858)
	$272,212	$269,747
Long-term portion of convertible debt	$--	$--
Current portion of convertible debt	$272,212	$269,747

Convertible Notes Payable

The Company receives proceeds, at various dates, from an unrelated third party in exchange for a series of convertible promissory notes at an annual interest rate of 8% on any unpaid principal and a maturity date of nine months from the date of funding.  A penalty interest rate will be in effect for any amount of principal or interest which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date.  The note is convertible at the option of the holder at any time during the lending period.  The note is convertible into common stock at a conversion price of 35% (65% discount) of the calculated average of the lowest three trading prices for the common stock during the ten trading day period prior to the date of the conversion notification.  The holder has converted a portion of these notes in satisfaction of the amounts due.  During the six month period ended June 30, 2013, notes with a face value of $67,500 and penalties in the amount of $16,250 were converted into 124,061,538 shares of common stock.  The debt conversion was recorded at the fair market value of the stock, at an average price of $.0008.  The difference in the calculated issue price, per the agreed terms listed above, and the fair market value of the shares resulted in a recognition of $55,452 as income from the conversion, included as a change in derivative.  The Company currently reports the amount due, under these convertible notes net of unamortized discounts and financing costs (amortized to interest expense over the term of each note) associated with origination fees and the beneficial conversions resulting from the terms of the installment funding.

The Company has recognized the derivative liability associated with this agreement and has revalued the beneficial conversion feature, classified as a derivative liability.  As of June 30, 2013 and December 31, 2012, the derivative liability was calculated to be $433,190 and $399,566, respectively.

The derivative valuation resulted from calculation using an option pricing method for the conversion feature of the note payable. The following assumptions were used in our calculation:

Weighted Average:

Stock price	$.0016
Strike price	$.0005
Dividend rate	0.0%
Risk-free interest rate	.11%
Expected lives (years)	.5 years
Expected price volatility	395.33%
Forfeiture rate	0.0%

Convertible Demand Notes Payable

On September 23, 2011, the Company entered into an arrangement with a lender whereby the Company assigned certain debt due the majority shareholder, in the amount of $250,000, secured by a five (5) year employment agreement (see related party footnote).  The note is convertible into shares of the Company stock, at the demand of the lender.  The convertible note is interest bearing at 2% per annum, there are no repayment terms.  Terms of conversion define the stock price at a 50% discount to the stock price defined as the average three deep bids on the day of funding. For the six months ended June 30, 2013, no shares were issued in satisfaction of payments and therefore no recognition of a beneficial conversion was made for the period.   Since inception of this note, through June 30, 2013, the Company has issued 5,250,000 shares valued at $33,500 in satisfaction of payments.  Payments resulted in the recognition of a beneficial conversion, at the time of the issuance, of $0 and $15,000 for the six month periods ended June 30, 2013 and 2012, respectively.  Since there is an option for repayment in cash, the beneficial conversion will be determined at the time of demand if shares are used in satisfaction of the payment request.  The remaining balance on this convertible note payable was $155,600 and $155,600 as of June 30, 2013 and December 31, 2012, respectively.

9.           Income Tax

The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Income and Comprehensive Income in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”) with regards to uncertainty income taxes.  Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

The Company has not recognized an income tax benefit for the current quarter and year based on uncertainties concerning its ability to generate taxable income in future periods. The Company has available net operating loss carry-forwards for financial statement and federal income tax purposes. These loss carry-forwards expire if not used within 20 years from the year generated. The Company's management has decided a valuation allowance is necessary to reduce any tax benefits to zero because the available benefits are more likely than not to expire before they can be used. The tax based accumulated deficit creates tax benefits in the amount of $2,193,146 from inception through June 30, 2013.

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

The Company, pursuant to its 2010 Equity Compensation Plan, which has been approved by the Company’s Board of Directors, as filed with the Securities and Exchange Commission on February 26, 2010, will issue up to 25,000,000 shares of common stock. The 2010 Equity Compensation Plan is hoped to further provide a method whereby the Company’s current employees and officers and non-

employee directors and consultants may be stimulated and allow the Company to secure and retain highly qualified employees, officers, directors and non-employee directors and consultants.

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

On May 15, 2013, the Company rescinded the Punch Television Network Agreement and all associated employment agreements.  As of June 30, 2013, 153 million shares out of the 285 million issued have been returned to the Company and 132 million shares remain receivable to the Company.  The fair value of the shares returned was $0.0081 per share or a value of $2,308,500.

On April 29, 2013, the Company issued 550,000,000 shares of common stock to its CEO pursuant to his employment agreement dated November 18, 2005.  These shares were valued at $0.0001, or $5,500.

On May 1, 2013, the Company issued 300,000,000 shares of common stock to its CEO pursuant to his employment agreement dated November 18, 2005.  These shares were valued at $0.0001, or $3,000.

  11.            Related Party Transactions

Advances and Loans from Shareholder

The majority shareholder has advanced funds, since inception, for the purpose of financing working capital and product development.  As of June 30, 2013 and December 31, 2012, these advances amounted to $0 and $28,991, respectively.  There are no formalized agreement or repayment terms to this advance and the amount is payable upon demand.  In the absence of a formal agreement or stated interest rate, the Company is accruing interest at a minimal variable rate, currently 3%.  Management will periodically adjust the rate recognized, following guidelines of applicable federal rates of interest.

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
$ 8,751

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

13.          Subsequent Events

Effective August 12, 2013, the Company requested the resignation of Meredith Walters from the Board of Directors who served as an interim board member during the company’s restructuring of management. Meredith accepted and offered her resignation.

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

Note Regarding Forward Looking Statements

This quarterly report on Form 10-Q of IC PUNCH MEDIA, INC. for the period ended June 30, 2013 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties.  In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements.  Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

Financial information provided in this Form 10-Q for periods subsequent to June 30, 2013 is preliminary and remains subject to audit.  As such, this information is not final or complete, and remains subject to change, possibly materially.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company had $0 and $20,223 from advertising revenue for the six month periods ended June 30, 2013 and 2012, respectively.  The Company has secured a contract for the commitment, at minimum, to distribute six program licenses: "Instant Movie Reviews"," Instant DVD Reviews", "First Look"," Trailers"," IC Sports".  The Company has also received revenues from other advertising and talent fees.  Prior to March 31, 2012, the Company recorded $43,506 of revenue from Punch TV and $0 for the current period.  Prior earnings have been recorded as discontinued operations as a result of the rescission of the Punch TV assets on May 14, 2013.

Operating expenses were $162,114, and $141,238 for the six month period ended June 30, 2013 and 2012, respectively.  Significant operating expenses were related to stock-based share payments which were $36,210 and $41,250 for the six month period ended June 30, 2013 and 2012, respectively.  Shares were issued as compensation for services rendered.  The Company is recording stock-based compensation, valued at the date of the issuance, and ratably expensing over the service period.  Other significant operating expenses were also related to the maintenance of the corporate entity, primarily accounting and legal fees.  Expenses incurred in the development of the web-based search site are expensed as incurred.

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

On May 14, 2013, the Company rescinded the Punch Television Network Agreement and all associated employment agreements by mutual agreement of both parties. Joseph Collins resigned as President and director as result of the rescission of the Punch Television Network Agreement and as a result, the Company is no longer accruing wages under the terms of Mr. Collin’s Agreement.

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

At June 30, 2013, the Company did not have adequate cash resources to meet current obligations.  Management believes that financial support from the majority shareholder to pay minimal and necessary incurred expense will allow the Company to benefit from advertising revenue streams, currently in-place, to produce the anticipated cash flow necessary to support operations.

At June 30, 2013, the Company had negative working capital of approximately $577,906 as compared to negative $634,842 at December 31, 2012.  Working capital as of both dates consisted entirely of cash, accounts receivable, and prepaid expenses, net of current liabilities.

At June 30, 2013, the Company has minimal cash and tangible assets, increasing accrued liabilities, negligible revenues, and a history of operating losses.  Absent an outside capital infusion, the Company will seek funding from traditional banking and other private sources.  There are no assurances that any manner of securities offering (debt or equity) will be successful, and the Company’s revenues are inadequate to provide for the growth projected in this filing.  We may be reliant on additional shareholder contributions, including from management, to continue operations.  We are hopeful that the market awareness and financial transparency afforded through becoming a reporting company will assist us in procuring additional investment capital or loans.

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

Subsequent Events

The Punch Television Network Agreement made effective July 10, 2012 and the associated employment agreement were rescinded as of May 14, 2013. As a result of the rescission of the Punch Television Network Agreement, IC Punch Media, Inc. will change its name to VU Media Corporation which change requires us to file Amended Articles of Incorporation with the Delaware Secretary of State's office after a Section 14 filing with the Securities and Exchange Commission.

Effective August 12, 2013, the Company requested the resignation of Meredith Walters from the Board of Directors who served as an interim board member during the company’s restructuring of management. Meredith accepted and offered her resignation.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4.  Controls and Procedures

Item 4(T).  Controls and Procedures

(a) Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

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

With respect to the period ending June 30, 2013, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures,  as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based upon our evaluation regarding the period ending June 30, 2013, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

(b) Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting during the period ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

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

During her tenure as a domestic syndicator, Gayle helped program hundreds of television stations in the top 150 markets, including first air on stations such as, KPXN-TV, KOFY-TV, KTXA-TV, KDFI-TV, KTXH-TV, KZAT-TV, KSTW-TV,   KSAZ-TV, KTVD and KDOB-TV in markets such as Los Angeles, San Francisco, Dallas, Houston, Seattle, Phoenix, Denver and Bakersfield. These television stations went on to become strong independent stations still continuing in today’s domestic market and some now affiliated with major networks such as FOX and CW.

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

During her long tenure in broadcast television, Meredith was responsible for over $ 500MM in advertising revenue. Her experience has included the some of the top billing stations and station groups in the industry including, (FOX, UPN, TRIBUNE, NBC, BELO, COX) in all major markets in the U.S., (NY, LA CHICAGO, PHIL, BOSTON, SF, D.C.) In her position as National Sales Manager at UPN 44, Meredith was part of the launch of the cutting edge UPN network and was responsible for over $31 MM in national revenue. During her tenure at NBC, Meredith developed advertising revenue of over $15 MM and co-created the “Chris Matthews College tour” show, generating $500K in incremental revenue for the fledging network. This show was also a one of a kind integrated sponsorship program incorporating a specialized content. This show is still on the NBC cable networks today. While at FOX, Meredith was hired to reorganize one of the FOX O&O owned and operated) stations group offices and was responsible for over $33MM in revenue, and successfully increasing sales for the office by 18%.

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

IC PUNCH MEDIA, INC.

Date: August 19, 2013	By: /s/ Steven Samblis
STEVEN SAMBLIS,
Chief Executive Officer
Chief Financial Officer