Form 10-Q
period 2013-09-30
IC Punch Media, Inc.
filed 2013-11-19
CIK 1437596

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013.

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

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  (X) Yes (__) No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer (__)   Accelerated filer (__)   Non-accelerated filer (__)  (Do not check if a smaller reporting company)

Smaller reporting company (X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes (__) No (X )

The number of shares of the issuer’s common stock, par value $.00001 per share, outstanding as of November 18, 2013 is 3,160,433,287.

Part I.  Financial Information

Item 1.  Financial Statements.

 IC PUNCH MEDIA, INC.

BALANCE SHEET

(unaudited)

	September 30, 2013 (unaudited)	December 31, 2012 (audited)
Current Assets
Cash	$2,007	$1,121
Accounts receivable	3,200	6,688
Allowance for doubtful accounts	(3,200)	---
Prepaid expenses	106,323	146,010

Total Current Assets	108,330	153,819

Fixes assets, net of depreciation	7,291	1,341,835

Intangible assets, net of amortization	---	1,391,382

TOTAL ASSETS	115,621	2,887,036

Current Liabilities
Accrued Liabilities	19,441	72,493
Bank overdraft	---	8,256
Advances from shareholder	---	28,991
Convertible notes payable	286,252	279,355
Derivative liability	287,470	399,566
Total Current Liabilities	593,163	788,661

Stockholders' Deficit
Common stock, $.00001 par value, 4,000,000,000 shares authorized, 2,814,628,092 and 1,284,452,249 shares issued, respectively	28,147	12,845
Unearned stock based compensation	---	(2,710)
Common stock receivable	(1,320)	---
Paid-in capital	9,160,419	10,423,981
Accumulated deficit	(9,664,788)	(8,335,741)
Total Stockholders' Equity	(477,542)	2,098,375

TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	$115,621	$2,887,036

See notes to financial statements.

IC PUNCH MEDIA, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended September 30,					For the Nine Months Ended September 30,
	2013		2012			2013	2012

Revenue	$	---		$50,456	$	---		$70,679
Direct costs		---		---		---		---
Gross profit		---		50,456		---		70,679

Expenses:
General and administrative		46,608		327,076		170,219		343,775
Depreciation & amortization		1,146		1,070		3,438		104,583
Stock compensation		12,500		4,801,625		48,710		4,842,875
Operating Loss		(60,254)		(5,079,315)		(222,367)		(5,291,233)

Other income & (expense)
Change in derivative		35,930		(1,642,947)		91,382		(1,638,409)
Interest income		1		---		1		---
Beneficial conversion		---		(36,000)		---		(51,000)
Settlement of debts		---		6,286		---		19,042
Interest expense		(15,420)		(118,481)		(151,558)		(214,349)

Net income (loss) from continued operations		$(39,743)		$(6,870,457)		$(282,542)		$(7,105,270)

Gain (loss) on disposal of assets (net of tax)		(606,778)		---		(1,046,505)		---

Tax on disposal of assets				---				---

Net Income (Loss)		$(646,521)		$(6,870,457)		$(1,329,047)		$(7,105,270)

Continued Operations earnings per share	$	(0.00)	$	(0.01)	$	(0.00)	$	(0.01)
Discontinued Operations earnings per share		$(0.00)		$(0.00)		$(0.00)		$(0.00)
Weighted average shares outstanding		2,399,893,830		1,065,373,481		1,897,893,779		747,935,022

See notes to financial statements.

IC PUNCH MEDIA, INC.

STATEMENTS OF CASH FLOWS

 (unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash Flows from Operating Activities
Net income/(loss) from operations	$(1,329,047)	$(7,105,270)
Net income/(loss) from discontinued operations	242,799	---
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Adjustments for charges not requiring outlay of cash:
Depreciation	3,438	3,272
Amortization	---	101,311
Change in derivative	(91,382)	1,642,947
Beneficial conversion	---	51,000
Amortization of finance costs and debt discounts	151,558	210,791
Settlement of debt	---	(19,042)
Loss on disposal of assets	1,046,505	---
Tax on disposal of assets	---
Common stock issued for rents	---	---
Common stock issued as compensation and for expenses	48,710	4,842,875

Changes in operating assets and liabilities:
(Increase)/decrease in accounts receivable	3,200	(475)
(Increase)/decrease in prepaid expenses and other assets	39,687	---
Increase/(decrease) in accounts payable and accrued expenses	23,676	20,492
Net cash (used in) operating activities	139,144	(252,099)

Cash Flows from Investing Activities
Net cash (used in) investing activities	---	---

Cash Flows from Financing Activities
Proceeds/(repayments) from loans and notes	(139,000)	265,000
Shareholder advances, proceeds	88,251	95,504
Shareholder advances, repayments	(87,509)	(96,453)
Net cash provided by financing activities	(138,258)	264,051

Net change in cash	886	11,952
Cash at beginning of period	1,121	2,316
Cash at end of period	$2,007	$14,268

Supplemental Disclosures of Cash Flow Information:
Conversion of debt to equity	356,000	240,000

See notes to financial statements.

IC PUNCH MEDIA, INC.

(Previously a Development Stage Company)

Notes to the Financial Statements

September 30, 2013 and 2012

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

Effective May 14, 2013, the Company rescinded the Punch Television Network Agreement and all associated employment agreements and the entire transaction has been cancelled by mutual agreement of both parties. Joseph Collins resigned as President and Director as result of the rescission of the Punch Television Network Agreement.  All 285 million shares the Company issued as a result of the previous contracts are expected to be returned to the Company. The Company has received 153,000,000 shares, leaving 132,000,000 shares receivable as of September 30, 2013.

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

All adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three and nine month period ended September 30, 2013 and 2012; (b) the financial position at September 30, 2013, and (c) cash flows for the nine month period ended September 30, 2013 and 2012, has been made.

The interim financial information referred to above has been prepared and presented in conformity with accounting principles generally accepted in the United States applicable to interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.

The unaudited financial statement and notes are presented as permitted by Form 10-Q.  Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted.  The accompanying unaudited financial statements should be read in conjunction with the financial statements for the years ended December 31, 2012 and notes thereto in the Company’s annual report, filed as an exhibit with the Securities and Exchange Commission.  Operating results for the three and nine month period ended September 30, 2013 and 2012 is not necessarily indicative of the results that may be expected for the entire year.

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

Property and Equipment

Property and equipment is stated at cost.   Depreciation is computed by the straight-line method over estimated useful lives (3-7 years).  The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted.  Based upon its most recent analysis, the Company believes that no impairment of property and equipment existed at September 30, 2013.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares outstanding during the year.  Diluted earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares.  There are no options or warrants outstanding, however, convertible notes payable are considered to be common stock equivalents, at the date of their maturity (when available to convert).  As of September 30, 2013, there are potential share equivalents based on conversion options associated with our debt instruments (approximately 308,000,000 potential shares), however, due to net operating losses sustained, anti-dilution issues are not applicable.

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

The Company incurred a net loss for the nine months ended September 30, 2013.  As of September 30, 2013 the Company had minimal cash with which to satisfy any future cash requirements.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The Company depends upon capital to be derived from future financing activities such as subsequent offerings of its common stock or debt financing in order to operate and grow the business.  There can be no assurance that the Company will be successful in raising such capital.  The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company's business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to build and maintain websites and to provide services and support to its customers and users.  There may be other risks and circumstances that management may be unable to predict.

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

6.            Property and Equipment

	September 30, 2013	December 31, 2012
	(unaudited)	(audited)
Office Furniture	$ 10,603	$ 10,571
Computer Equipment	2,050	517,983
Film Library	---	650,000
Satellite Equipment		18,000
Software	---	269,566
Total Property and Equipment	12,653	1,466,121
Less accumulated depreciation	(5,362)	(124,285)
Property and equipment, net	$ 7,291	$ 1,341,835

 Depreciation for the nine months ending September 30, 2013 and 2012 was $3,438 and $3,272, respectively.

The following fixed asset values have been removed from the Company’s balance sheet as a result of the rescission made effective on May 14, 2013:

	Cost	Accum Amort
Furniture & Equip	$ 1,422,155	$ (280,516)

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

The following intangible asset values have been removed from the Company’s balance sheet as a result of the Punch TV rescission made effective on May 14, 2013:

	Cost	Accumulated Amortization
Affiliates	$ 750,000	$ 0
License	300,000	(75,000)
	$ 1,050,000	$ (75,000)

8.            Convertible Notes Payable

Notes payable consists of the following convertible notes (further described below):

	September 30, 2013	December 31, 2012
	(unaudited)	(unaudited)
Convertible notes payable: a series of notes have been issued at various times with identical terms: maturity within 9 months; interest rate at 8%; convertible at 50-65% discount to trading fair market value; convertible at option of holder	$202,750	$211,500
Convertible demand note payable, dated September 23, 2011, no maturity date, 2% interest rate, convertible at 50% discount to trading price at time of demand	155,600	155,600
Debt discount	(64,620)	(82,701)
Deferred financing costs	(7,478)	(5,044)
	$286,252	$279,355
Long-term portion of convertible debt	$--	$--
Current portion of convertible debt	$286,252	$279,335

Convertible Notes Payable

The Company receives proceeds, at various dates, from an unrelated third party in exchange for a series of convertible promissory notes at an annual interest rate of 8% on any unpaid principal and a maturity date of nine months from the date of funding.  A penalty interest rate will be in effect for any amount of principal or interest which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date.  The note is convertible at the option of the holder at any time during the lending period.  The note is convertible into common stock at a conversion price of 35% (65% discount) of the calculated average of the lowest three trading prices for the common stock during the ten trading day period prior to the date of the conversion notification.  The holder has converted a portion of these notes in satisfaction of the amounts due.  During the nine month period ended September 30, 2013, notes with a face value of $312,000 and penalties in the amount of $59,000 were converted into 701,175,843 shares of common stock.  The debt conversion was recorded at the fair market value of the stock, at an average price of $.0005.  The difference in the calculated issue price, per the agreed terms listed above, and the fair market value of the shares resulted in a recognition of $91,382 as income from the conversion, included as a change in derivative.  The Company currently reports the amount due, under these convertible notes net of unamortized discounts and financing costs (amortized to interest expense over the term of each note) associated with origination fees and the beneficial conversions resulting from the terms of the installment funding.

The Company has recognized the derivative liability associated with this agreement and has revalued the beneficial conversion feature, classified as a derivative liability.  As of September 30, 2013 and December 31, 2012, the derivative liability was calculated to be $287,470 and $399,566, respectively.

The derivative valuation resulted from calculation using an option pricing method for the conversion feature of the note payable. The following assumptions were used in our calculation:

Weighted Average:

Stock price	$.0004
Strike price	$.0001
Dividend rate	0.0%
Risk-free interest rate	.06%
Expected lives (years)	.5 years
Expected price volatility	261.94%
Forfeiture rate	0.0%

Convertible Demand Notes Payable

On September 23, 2011, the Company entered into an arrangement with a lender whereby the Company assigned certain debt due the majority shareholder, in the amount of $250,000, secured by a five (5) year employment agreement (see related party footnote).  The note is convertible into shares of the Company stock, at the demand of the lender.  The convertible note is interest bearing at 2% per annum, there are no repayment terms.  Terms of conversion define the stock price at a 50% discount to the stock price defined as the average three deep bids on the day of funding. For the nine months ended September 30, 2013, no shares were issued in satisfaction of payments and therefore no recognition of a beneficial conversion was made for the period.   Since inception of this note, through September 30, 2013, the Company has issued 85,035,045 shares valued at $94,400 in satisfaction of payments.  Payments resulted in the recognition of a beneficial conversion, at the time of the issuance, of $0 and $51,000 for the nine month periods ended September 30, 2013 and 2012, respectively.  Since there is an option for repayment in cash, the beneficial conversion will be determined at the time of demand if shares are used in satisfaction of the payment request.  The remaining balance on this convertible note payable was $155,600 and $155,600 as of September 30, 2013 and December 31, 2012, respectively.

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

The Company has not recognized an income tax benefit for the current quarter and year based on uncertainties concerning its ability to generate taxable income in future periods. The Company has available net operating loss carry-forwards for financial statement and federal income tax purposes. These loss carry-forwards expire if not used within 20 years from the year generated. The Company's management has decided a valuation allowance is necessary to reduce any tax benefits to zero because the available benefits are more likely than not to expire before they can be used. The tax based accumulated deficit creates tax benefits in the amount of $2,329,214 from inception through September 30, 2013.

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

On May 15, 2013, the Company rescinded the Punch Television Network Agreement and all associated employment agreements.  As of September 30, 2013, 153 million shares out of the 285 million issued have been returned to the Company and 132 million shares remain receivable to the Company.  The fair value of the shares returned was $0.0081 per share or a value of $2,308,500.

On April 29, 2013, the Company issued 550,000,000 shares of common stock to its CEO pursuant to his employment agreement dated November 18, 2005.  These shares were valued at $0.0001, or $5,500.

On May 1, 2013, the Company issued 300,000,000 shares of common stock to its CEO pursuant to his employment agreement dated November 18, 2005.  These shares were valued at $0.0001, or $3,000.

  11.            Related Party Transactions

Advances and Loans from Shareholder

The majority shareholder has advanced funds, since inception, for the purpose of financing working capital and product development.  As of September 30, 2013 and December 31, 2012, these advances amounted to $0 and $28,991, respectively.  There are no formalized agreement or repayment terms to this advance and the amount is payable upon demand.  In the absence of a formal agreement or stated interest rate, the Company is accruing interest at a minimal variable rate, currently 3%.  Management will periodically adjust the rate recognized, following guidelines of applicable federal rates of interest.

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

Resignation of Director

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

13.          Subsequent Events

Management has evaluated subsequent events through the date the financial statements were issued. Based on our evaluation the following events have occurred and require disclosure:

On October 23, the Company requested the resignation of Gayle Dickie from her role on the Board of Directors and as the Company’s President. Ms. Dickie served as an interim Board Member during the company’s restructuring of management. Gayle accepted and offered her resignation.

On October 23, the Board of Directors appointed Steve Samblis as President of the Company and Joshua Mandel was appointed as a Director of the Company.

The Company received $16,000 in proceeds from an unrelated third party in exchange for a convertible promissory note at an annual interest rate of 8% on any unpaid principal and a maturity date of nine months from the date of funding.

The Company issued 345,805,195 shares in satisfaction of payments on its convertible promissory notes.

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

Note Regarding Forward Looking Statements

This quarterly report on Form 10-Q of IC PUNCH MEDIA, INC. for the period ended September 30, 2013 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties.  In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements.  Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

Financial information provided in this Form 10-Q for periods subsequent to September 30, 2013 is preliminary and remains subject to audit.  As such, this information is not final or complete, and remains subject to change, possibly materially.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three months ending September 30, 2013 as compared to September 30, 2012

The Company had $0 and $50,456 from advertising revenue for the three month period ended September 30, 2013 and 2012, respectively.

General and administrative expenses for the three months ended September 30, 2013 were $46,608 compared to $328,146 for the three months ended September 30, 2012. General and Administrative expenses decreased as a result of decreased travel expense and professional fees. The Company has realized a net loss from operations of $39,743 for the three months ended September 30, 2013 compared to a net loss of $6,870,457 for the three months ended September 30, 2012.  The decrease represents a decrease in stock based compensation.

Nine months ending September 30, 2013 as compared to September 30, 2012

The Company had $0 and $70,679 from advertising revenue for the nine month periods ended September 30, 2013 and 2012, respectively.  The Company has secured a contract for the commitment, at minimum, to distribute five program licenses: "Instant Movie Reviews"," Instant DVD Reviews", "First Look"," Trailers", and "IC Sports".  The Company has also received revenues from other advertising and talent fees.  Prior to March 31, 2012, the Company recorded $43,506 of revenue from Punch TV and $0 for the current period.  Prior earnings have been recorded as discontinued operations as a result of the rescission of the Punch TV assets on May 14, 2013.

Operating expenses were $222,367 and $5,291,233 for the nine month period ended September 30, 2013 and 2012, respectively.  During the nine months ending September 30, 2013 and 2012, the Company issued shares as compensation for services in the amount of $48,710 and $4,842,875, respectively. The Company is recording stock-based compensation, valued at the date of the issuance, and ratably expensing over the service period.  Other significant operating expenses were also related to the maintenance of the corporate entity, primarily accounting and legal fees.  Expenses incurred in the development of the web-based search site are expensed as incurred.

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

At September 30, 2013, the Company did not have adequate cash resources to meet current obligations.  Management believes that financial support from the majority shareholder to pay minimal and necessary incurred expense will allow the Company to benefit from advertising revenue streams, currently in-place, to produce the anticipated cash flow necessary to support operations.

At September 30, 2013, the Company had negative working capital of approximately $484,833 as compared to negative $634,842 at December 31, 2012.  Working capital as of both dates consisted entirely of cash, accounts receivable, and prepaid expenses, net of current liabilities.

At September 30, 2013, the Company has minimal cash and tangible assets, increasing accrued liabilities, negligible revenues, and a history of operating losses.  Absent an outside capital infusion, the Company will seek funding from traditional banking and other private sources.  There are no assurances that any manner of securities offering (debt or equity) will be successful, and the Company’s revenues are inadequate to provide for the growth projected in this filing.  We may be reliant on additional shareholder contributions, including from management, to continue operations.  We are hopeful that the market awareness and financial transparency afforded through becoming a reporting company will assist us in procuring additional investment capital or loans.

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

Subsequent Events

Management has evaluated subsequent events through the date the financial statements were issued. Based on our evaluation the following events have occurred and require disclosure:

The Punch Television Network Agreement made effective July 10, 2012 and the associated employment agreement were rescinded as of May 14, 2013. As a result of the rescission of the Punch Television Network Agreement, IC Punch Media, Inc. will change its name to VU Media Corporation, which change requires us to file Amended Articles of Incorporation with the Delaware Secretary of State's office after a Section 14 filing with the Securities and Exchange Commission.

On October 23, the Company requested the resignation of Gayle Dickie from her role on the Board of Directors and as the Company’s President. Ms. Dickie served as an interim Board Member during the company’s restructuring of management. Gayle accepted and offered her resignation.

On October 23, the Board of Directors appointed Steve Samblis as President of the Company and Joshua Mandel was appointed as a Director of the Company.

The Company received $158,000 in proceeds from an unrelated third party in exchange for convertible promissory notes at an annual interest rate of 8% on any unpaid principal and a maturity date of nine months from the date of funding.

The Company issued 345,805,195 shares in satisfaction of payments on its convertible promissory notes.

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

With respect to the period ending September 30, 2013, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures,  as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based upon our evaluation regarding the period ending September 30, 2013, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

(b) Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting during the period ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

                                                                                                                IC PUNCH MEDIA, INC.

Date: November 19, 2013                                                                 By:  /s/ Steven Samblis

                                                                                                                STEVEN SAMBLIS,

                                                                                                Chief Executive Officer

                                                                                                Chief Financial Officer