Form 10-K
period 2013-12-31
IC Punch Media, Inc.
filed 2014-04-15
CIK 1437596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. 000-53278

IC PLACES, INC.
Formerly known as IC PUNCH MEDIA, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	42-1662836
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1211 Orange Ave. Suite 300, Winter Park, FL	32789
(Address of principal executive offices)	(Zip Code)

1211 Orange Ave., Suite 300, Winter Park, FL 32789
(Address of principal executive offices and Zip Code)
407-442-0309
(Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer. ☐	Accelerated filer. ☐
Non-accelerated filer. ☐ (Do not check if a smaller reporting company)	Smaller reporting company. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter, June 30, 2013: $3,750,728

Number of the issuer's Common Stock outstanding as of April 15, 2014: 534,769,650

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☑

PART I

ITEM 1.BUSINESS

Background Information
IC PLACES, INC. (formerly known as IC PUNCH MEDIA, INC), ("The Company"), was formed on March 18, 2005 as a Delaware Corporation and is based in Celebration, Florida.  The Company engages in the ownership and operation of a network of city-based websites for use by business and vacation travelers as well as local individuals.  The Company's websites provide local information about hotels, restaurant dining, golf courses, discount event tickets, discount car rentals, discount airfare, and attraction tickets.

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

On July10, 2012, IC PLACES, INC. (formerly known as IC PUNCH MEDIA, INC) ("the Company" or "Buyer"), entered into an Asset Purchase Agreement with Punch Television Network ("Punch" or "Seller"). Through the agreement, the Buyer has acquire substantially all of the assets, tangible and intangible, owned by Seller that are used in, or necessary for the conduct of, its Television Network business, including, without limitation:  (i) the Station Licenses, subject to any obligations contained in disclosed license agreements and all related intellectual property; (ii) the fixed assets of Seller; (iii) any and all customer lists; and (iv) the goodwill associated therewith, all free and clear of any security interests, mortgages or other encumbrances.  The aggregate consideration for the assets and business was 135,000,000 shares of restricted common shares of ICPA Stock. In addition and as a result of the issuance of shares to Punch Television Network, 150,000,000 shares were issued to Joseph Collins pursuant to his employment agreement.

Punch TV is an African American network that includes new programming.  Punch TV Network differs from current "African American" television that uses research-driven approaches to target African Americans audiences; Punch TV was designed to deliver entertainment to multicultural audiences.  Punch TV represents a Multi-Media experience that satisfies and excites viewers.

Effective May 14, 2013, the Company rescinded the Punch Television Network Agreement and all associated employment agreements and the entire transaction has been cancelled by mutual agreement of both parties. Joseph Collins resigned as President and Director as result of the rescission of the Punch Television Network Agreement.

Reports to Security Holders

We file reports and other information with the U.S. Securities and Exchange Commission ("SEC"). You may read and copy any document that we file at the SEC's public reference facilities at 100 F. Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-732-0330 for more information about its public reference facilities. Our SEC filings will be available to you free of charge at the SEC's web site at www.sec.gov.

At the request of a shareholder, we will send a copy of an annual report to include audited financial statements. As a reporting company with the U.S. Securities and Exchange Commission ("SEC"), we file all necessary quarterly (Form 10-Q), annual (Form 10-K) and other reports as required.

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
IC Places was incorporated on March 18, 2005. For the years ended; December 31, 2013, 2012 and the period of March 18, 2005 (date of inception) through December 31, 2013, net losses were approximately $5,867,694, $6,219,281, and $14,203,435, respectively. We expect to experience fluctuations in future quarterly and annual operating results that may be caused by many factors, including:
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
If we suffer system failures or overloading of computer systems, our business and prospects could be harmed. The success of our online offerings is highly dependent on the efficient and uninterrupted operation of our computer and communications hardware systems. Fire, floods, earthquakes, power fluctuations, telecommunications failures, hardware "crashes," software failures caused by "bugs" or other causes, and similar events could damage or cause interruptions in our systems. Computer viruses, electronic break-ins or other similar disruptive problems could also adversely affect our websites. If our systems, or the systems of any of the websites on which we advertise or with which we have material marketing agreements, are affected by any of these occurrences, our business, results of operations and financial condition could be materially and adversely affected.
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
Our Common Stock is subject to the SEC's penny stock rules, and, therefore, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected.
A penny stock is generally defined under the Securities Exchange Act of 1934, as amended ("Exchange Act") as any equity security other than a security that: (i) is an national market system stock listed on a "grandfathered" national securities exchange, (ii) is a national market system stock listed on a national securities exchange or an automated quotation system sponsored by a registered national securities association that satisfies certain minimum quantitative listing standards, (iii) has a transaction price of five dollars or more, or (iv) is a security whose issuer has met certain net tangible assets or average revenues, among other exemptions. Our Common Stock is not currently traded on a national securities exchange or quotation system sponsored by a national securities exchange and our price as reported on the Pink Sheets, LLC, is currently less than five dollars.
In accordance with the rules governing penny stocks, broker-dealers participating in transactions in low-priced securities must first deliver a risk disclosure document that describes the risks associated with such stocks, the broker-dealer's duties in selling the stock, the customer's rights and remedies and certain market and other information. Furthermore, the broker-dealer must make a suitability determination approving the customer for low-priced stock transactions based on the customer's financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing to the customer, obtain specific written consent from the customer, and provide monthly account statements to the customer.
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
We intend to prepare an internal plan of action for compliance with the requirements of Section 404. As a result, we cannot guarantee that we will not have any "significant deficiencies" or "material weaknesses" within our processes. Compliance with the requirements of Section 404 is expected to be expensive and time-consuming. If we fail to complete this evaluation in a timely manner, we could be subject to regulatory scrutiny and a loss of public confidence in our internal control over financial reporting. In addition, any failure to establish an effective system of disclosure controls and procedures could cause our current and potential stockholders and customers to lose confidence in our financial reporting and disclosure required under the Exchange Act, which could adversely affect our business.
We are controlled by our principal stockholders and management, which will limit other stockholders' ability to influence our operations and may affect the likelihood that other stockholders will receive a premium for your securities through a change in control.
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
Our Common Stock is traded on the over-the-counter Pink Sheets LLC electronic quotation service, an inter-dealer quotation system that provides significantly less liquidity than the NASDAQ stock market or any other national securities exchange. In addition, trading in our Common Stock has historically been extremely limited. This limited trading adversely affects the liquidity of our Common Stock, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts' and the media's coverage of us. As a result, there could be a larger spread between the bid and ask prices of our Common Stock and you may not be able to sell shares of our Common Stock when or at prices you desire.

We do not intend to pay dividends.
We currently intend to retain any future earnings to fund growth and, therefore, do not expect to pay any dividends to our stockholders in the near future.
Our bylaws provide for our indemnification of our officers and directors.
Our bylaws require that we indemnify and hold harmless our officers and directors, to the fullest extent permitted by law, from certain claims, liabilities and expenses under certain circumstances and subject to certain limitations and the provisions of Delaware law. Under Delaware law, a corporation may indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative (other than an action by or in the right of the corporation) by reason of the fact that he is or was a director, officer, employee or agent of the corporation, against expenses, attorney's fees, judgments, fines and amounts paid in settlement, actually and reasonably incurred by him in connection with an action, suit or proceeding if the person acted in good faith and in a manner reasonably believed to be in or not opposed to the best interests of the corporation.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES
The company has staff in its Punch TV offices in Signal Hill California and its main headquarters is located in Winter Park Florida.

ITEM 3. LEGAL PROCEEDINGS

We are not engaged in any litigation, and we are unaware of any claims or complaints that could result in future litigation. We will seek to minimize disputes with our customers but recognize the inevitability of legal action in today's business environment as an unfortunate price of conducting business.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTC Markets ("OTCQB") under the symbol "PNCH" for the reporting period. Although we are listed on the OTCQB, there can be no assurance that an active trading market for our stock will continue. Price quotations on the exchange will reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

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
At the present time we have no outstanding options or warrants to purchase securities convertible into common stock.

Price Range of Common Stock
Our Common Stock is quoted on the OTC Markets OTCQB electronic quotation service under the symbol "PNCHD"
	High		Low
Fiscal Year 2013
First quarter ended March 31, 2013		$1.50		$.25
Second quarter ended June 30, 2013		$.99		$.15
Third quarter ended September 30, 2013	$	. 29	$	. 04
Fourth quarter ended December 31,2013		$.05		$.01
Fiscal Year 2012
First quarter ended March 31, 2012		$.0028		$.0018
Second quarter ended June 30, 2012		$.0175		$.0113
Third quarter ended September 30, 2012		$.0081		$.0075
Fourth quarter ended December 31, 2012		$.003		$.0023

Approximate Number of Equity Security Holders

On December 31, 2013 the Company's common stock had a closing price quotation of $0.02.  As of December 31, 2013, there were approximately 259 certificate holders of record of the Company's common stock.

Dividends

We have not declared or paid cash dividends on our common stock.

Stock Option Grants

The Company, pursuant to its 2010 Equity Compensation Plan, which has been approved by the Company's Board of Directors, as filed with the Securities and Exchange Commission on February 26, 2010, will issue up to 25,000,000 shares of common stock. The 2010 Equity Compensation Plan is hoped to further provide a method whereby the Company's current employees and officers and non-employee directors and consultants may be stimulated and allow the Company to secure and retain highly qualified employees, officers, directors and non-employee directors and consultants. No stock options have been issued as of December 31, 2013.

Registration Rights

We have not granted registration rights to the selling shareholders or to any other persons.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data, below, should be read together with " Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and related notes included in this Annual Report on Form 10-K.

The selected financial data set forth below as of December 31,2013 and 2012 and for the years then ended are derived from our audited financial statements included in this Annual Report on Form 10-K. All other selected financial data set forth below is derived from our audited financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our results of operations to be expected in the future.

Selected Financial Information:
	For the Year Ended
	Dec 31, 2013	Dec 31, 2012
	(audited)	(audited)

Revenues	$ ---	$195,082
Net Loss	(5,865,604)	(6,219,281)
Earnings per share, basic and diluted	(0.00)	(0.01)

Total Assets	$93,405	$2,887,036
Total Liabilities	527,034	788,661
Total Equity (Deficit)	(433,629)	2,098,375
Working Capital	(439,774)	(439,774)

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

We desire to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

This filing contains a number of forward-looking statements which reflect management's current views and expectations with respect to our business, strategies, products, future results and events, and financial performance. All statements made in this filing other than statements of historical fact, including statements addressing operating performance, events, or developments which management expects or anticipates will or may occur in the future, including statements related to distributor channels, volume growth, revenues, profitability, new products, adequacy of funds from operations, statements expressing general optimism about future operating results, and non-historical information, are forward looking statements. In particular, the words "believe," "expect," "intend," "anticipate," "estimate," "may," variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements, and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated, or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

Readers should not place undue reliance on these forward-looking statements, which are based on management's current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below), and apply only as of the date of this filing. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors which could cause or contribute to such differences include, but are not limited to, the risks to be discussed in our Annual Report on form 10-K and in the press releases and other communications to shareholders issued by us from time to time which attempt to advise interested parties of the risks and factors which may affect our business. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Plan of Operation
IC Places is looking to bring tech Entrepreneurship mindset to Hollywood. The company is planning to create an entertainment campus style facility that connects production startups, innovative writers, accelerator programs, and entertainment entrepreneurs in a single location which allows individual creativity without the isolation most start-up company's experience.

The choices are few for small production companies, producers, writers and individuals looking to branch out on their own in the world of entertainment. Smaller production companies spend an outrageous amount of money on a private office in an isolated building or join a co-working facility where their teams would be surrounded by non-entertainment freelancers.

Every Entertainment Entrepreneur knows that he has to surround his team with the best resources to make his company and productions a success. That will be the foundation of IC Places: a high-quality creative community that offers ultimate flexibility for a rapidly-growing entertainment startup. Real estate is just a platform for us to deliver an entire ecosystem custom-focused on accelerating the growth of the entertainment companies at IC Places – their success is our best marketing.

At the heart of IC Places is the Company's belief in being "creatively independent." That will drive us to constantly seek out the best entertainment start-ups and the best partners for our community.  We believe that quality begets quality and great companies are a product of a great environment.

Websites, VU Television and Out-Of-Home Partners

IC Places will use all of its current points of distribution as connection vehicles for the companies it brings in under its corporate umbrella to create worldwide awareness for the companies and the projects they work on.

To achieve these goals the company will need to raise money to purchase the real estate that houses its future operations as well as necessary equipment for the facility.  The company may look into leasing options as well.
Results of Operations

For the twelve months ended December 31, 2013 and 2012.

Revenues

For the years ended December 31, 2013 and 2012, we generated revenues of $0 and $195,082, respectively. Sales were generated from advertising revenue.

Operating Expenses

Operating costs were incurred in the amount of $3,252,690 and $5,392,354, respectively. The decrease was largely attributable to lower stock-based compensation expenses of $1,758,290 in the prior year. Administrative costs have also decreased due to decreased activity of the Company.  In the future, we anticipate greater viewership and therefore we anticipate an increase in our advertisement placement costs in the future.

Net Loss

The Company recognized net losses of $5,867,694 and $6,219,281 for the twelve months ending December 31, 2013 and 2012, respectively. At this time, normal costs of public filing and increasing advertising efforts will continue and it is not known when significant revenues will occur to off-set these expenses.

Employment Contracts

On November 18, 2005 the Company entered into an employment agreement with Steven Samblis to be our Chief Executive Officer. The agreement provided (1) the issuance of 350 million shares of its common stock; (2) compensation to be 15% of revenues; (3) included a provision to authorize the issuance of shares to maintain majority of control; and (4) termination of agreement on November 18, 2025. On September 23, 2011, the Company entered into an employment continuation commitment agreement with the Chief Executive Officer, who is the majority shareholder, whereby the Company's Board of Directors declared a $250,000 amount payable for a five (5) year employment commitment. The amount has been deferred and will be ratably expensed, as compensation, over the length of the agreement.

Liquidity and Capital Resources

The Company is currently financing its operations primarily through loans from third parties. These advances are being made to supplement any cash generated by the operating revenue. We believe we can currently satisfy our cash requirements for the next twelve months with our current expected increase in revenue, and the expected capital to be raised in private placement and sales of our common stock. Additionally, we will begin to use our common stock as payment for certain obligations and secure work to be performed. Management plans to increase revenue in order to sustain operations for at least the next twelve months.

At December 31, 2013, the Company did not have adequate cash resources to meet current obligations. Management believes that financial support from third parties to pay minimal and necessary incurred expense will allow the Company to benefit from advertising revenue streams, currently in-place, to produce the anticipated cash flow necessary to support operations.

At December 31, 2013, the Company had negative working capital of approximately $413,774 as compared to negative $634,842 at December 31, 2012. Working capital as of both dates consisted entirely of cash, accounts receivable, and prepaid expenses, net of current liabilities.

At December 31, 2013, the Company has minimal cash, increasing accrued liabilities, negligible revenues, and a history of operating losses. Absent an outside capital infusion, the Company will seek funding from traditional banking and other private sources. There are no assurances that any manner of securities offering (debt or equity) will be successful, and the Company's revenues are inadequate to provide for the growth projected in this filing. We may be reliant on additional shareholder contributions, including from management, to continue operations. We are hopeful that the market awareness and financial transparency afforded through becoming a reporting company will assist us in procuring additional investment capital or loans.

As reflected in the audited financial statements, as of December 31, 2013, our auditor's report included an explanatory paragraph concerns that raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to become profitable and or attain funding through additional sale of common stock or debt financing. The audited financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Subsequent Events

On December 11, 2013, the Company's Board of Directors received approval, pursuant to the unanimous written consent to action by a shareholder (without a meeting), to amend its Certificate of Incorporation in order to effectuate a name change of the Company to "IC Places, Inc.".  The actions are expected to be effective on or about March 26, 2014.

Critical Accounting Policies

The Company's significant accounting policies are presented in the Company's notes to financial statements for the period ended December 31, 2013 and 2012, which are contained in this filing, the Company's 2013 Annual Report on Form 10-K. The significant accounting policies that are most critical and aid in fully understanding and evaluating the reported financial results include the following:

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

Accounts receivable consist of amounts due for advertising, based on referral agreements. Advertising revenue is recognized when businesses place advertisements on the IC Places website or through banner ads or upon a customer's purchase of partner offerings originated from links through the company website. An allowance for doubtful accounts is considered to be established for any amounts that may not be recoverable, which is based on an analysis of the Company's customer credit worthiness, and current economic trends. Based on management's review of accounts receivable, no allowance for doubtful accounts was considered necessary. Receivables are determined to be past due, based on payment terms of original invoices. The Company does not typically charge interest on past due receivables.

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board and other standard-setting bodies issued new or modifications to, or interpretations of, existing accounting standards during the year. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation's reported financial position or operations in the near term. These recently issued pronouncements have been addressed in the footnotes to the financial statements included in this filing.

ITEM 7A. QUANTITATIVE AND QUALITIATIVE DISCLOSURES ABOUT MARKET RISK

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements
IC Places, Inc.
(Formerly known as IC Punch Media, Inc.)
As of December 31, 2013 and 2012

Contents
Financial Statements:
Report of Independent Registered Public Accounting Firm	F-2
Balance Sheets	F-3
Statements of Operations	F-4
Statements of Changes in Stockholders' Equity	F-5
Statements of Cash Flows	F-6/F-7
Notes to Financial Statements	F-8 through F-14

2451 N. McMullen Booth Road Suite.308 Clearwater, FL 33759 Toll fee: 855.334.0934 Fax: 800.581.1908

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
IC Places, Inc.
We have audited the accompanying balance sheets of IC Places, Inc. as of December 31, 2013 and 2012, and the related statements of operations, stockholders' deficiency, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IC Places, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has significant net losses and cash flow deficiencies.  Those conditions raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans regarding those matters are described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ DKM Certified Public Accountants

DKM Certified Public Accountants
Clearwater, Florida
April 15, 2014

PCAOB Registered
AICPA Member

IC Places, Inc. (Formerly known as IC Punch Media, Inc.)
Balance Sheet

	December 31, 2013	December 31, 2012
	(audited)	(audited)
Current assets
Cash	$ ---	$1,121
Accounts receivable	3,200	6,688
Allowance for doubtful accounts	(3,200)	---
Prepaid expenses	87,260	146,010
Total current assets	87,260	153,819

Property and equipment, net of depreciation	6,145	1,341,835
Intangible assets, net of amortization	---	1,391,382
	6,145	2,733,217

Total assets	$93,405	$2,887,036

Liabilities and stockholders' deficit
Current liabilities
Bank overdraft	398	8,276
Accrued liabilities	31,150	29,339
Accrued Intrest	5,736	43,154
Convertible note payable, net of discount	285,989	279,335
Derivative liability	177,761	399,566
Advances from stockholder	---	28,991
Total current liabilities	501,034	788,661

Stockholders' deficit
Common stock, $.00001 par value;
4,000,000,000 shares authorized;
31,604,333 and 12,844,523 shares outstanding	316	12,845
Additional paid in capital	13,795,490	10,423,981
Unearned stock based compensation	---	(2,710)
Common stock receivable	---	---
Accumulated deficit	(14,203,435)	(8,335,741)
Total Stockholders' Deficit	(407,629)	2,098,375

Total liabilities and stockholders' deficit	$93,405	$2,887,036

The accompanying notes are an integral part of these financial statements

IC PLACES, INC. (Formerly known as IC Punch Media, Inc.)
Statements of Operations

	For the twelve months	For the twelve months
	Ended	Ended
	December 31, 2013	December 31, 2012
	(Audited)	(Audited)

NET REVENUES	$-	$195,082

COST OF SERVICES	-	224,881

	-	(29,799)

OPERATING EXPENSES:
General and administrative expenses	225,396	463,829
Depreciation	4,584	147,525
Stock Compensation	3,022,710	4,781,000

Total operating expenses	3,252,690	5,392,354

OPERATING INCOME/(LOSS)	(3,252,690)	(5,422,153)

OTHER INCOME (EXPENSE):

Beneficial conversion	---	---
Loss on conversion of debt	(18,000)	---
Gain on forgiveness of debt	28,941	19,042
Interest income	1	---
Interest expense	(21,157)	(329,060)
Loan default expense	(77,750)	---
Change in derivative	135,636	(487,110)

Total other income (expense)	47,671	(797,128)

INCOME/(LOSS) FROM CONTINUING OPERATIONS	(3,205,019)	(6,219,281)

Loss on disposal of assets	(2,662,675)	---

NET LOSS	$(5,867,694)	$(6,219,281)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$(0.26)	$(0.69)

Weighted common shares outstanding
- basic and diluted	22,665,171	9,080,316

 See accompanying notes to the financial statements

IC PLACES, INC. (Formerly known as IC Punch Media, Inc.)
Statement of Changes in Stockholders' Equity

	Common Stock, $0.00001 Par Value		Additional	Unearned		Total
	Number of		Paid-in	Stock	Accumulated	Stockholders'
	Shares	Amount	Capital	Compensation	Deficit	Deficit

Balance, December 30, 2011	3,351,087	$34	$1,898,992	$(85,208)	$(2,116,460)	$(265,382)

Deferred compensation earned in period				32,498		32,498

Debt and accrued interest converted to shares	4,895,505	49	900,991			901,040

Shares issued for acquisition of assets	1,350,000	14	2,848,487			2,848,500

Shares issued for compensation and services	2,510,000	25	4,780,975			4,781,000

Shares issued for retirement of debt	737,931	7	19,993			20,000

Net loss					(6,219,281)	(6,219,281)

Balance, December 31, 2012	12,844,523	128	10,423,981	(2,710)	(8,335,741)	2,098,375

Shares issued for compensation and services	8,500,000	85	2,919,915			2,970,000

Debt and accrued interest converted to shares	10,459,810	105	396,875			396,980

Debt conversion shares cancelled	(300,000)	(3)	(35,997)			(36,000)

Debt converted to shares	100,000	1	27,999			28,000
Net loss				2,710	(5,867,694)	(5,864,984)

Balance, December 31, 2013	31,604,333	$316	$13,795,490	$-	$(14,203,435)	$(407,629)

See accompanying notes to the financial statements.

IC PLACES, INC. (Formerly known as IC Punch Media Inc.)
Statement of Cash Flows

	Dec 31, 2013		Dec 31, 2012
	(audited)		(audited)

Cash Flows from Operating Activities:
Net Loss from Operations		$(5,867,694)	$(6,219,281)

Adjustments to reconcile net loss to meet cash provided by operating activities:
Depreciation		4,584	147,525
Stock Based Compensation		2,972,710	4,781,000
Stock Based Payments for Rents		-	-
Change in Derivative		(221,805)	487,110
Amortization of finance costs and debt discounts		308,258	329,060
Beneficial conversion		---	58,400
Gain on forgiveness of debt		(36,000)	(19,042)
Loss on disposal of assets		2,662,675	---
Bad debt		3,200	---
Decreases (increases) in assets and liabilities:
Accounts Receivable		3,200	(4,463)
Prepaid expenses & other current assets		(58,750)	103,157
Accounts payable & accrued expenses		(8,148)	49,489
Net cash (used in) provided by operations		(142,020)	(287,045)

Cash Flows from Investing Activities:
Capital Expenditures		(2,018)	(22,155)
Net cash provided by (used in) investing activities		(2,018)	(22,155)

Cash Flows from Financing Activities:
Bank overdraft		398	---
Proceeds/(repayments) from notes and loans		141,318	374,000
Stockholder advances, proceeds		90,731	121,913
Stockholder advances, repayments		(89,989)	(189,941)
Deferred financing costs		459	2,033
Net cash provided by (used in) financing activities		142,917	308,005

Net Increase (Decrease) in Cash		(1,121)	(1,195)

Cash, beginning of year		1,121	2,316

Cash, ending	$	---	$1,121

Non Cash Disclosures
Conversion of debt to equity		$396,980	$370,500
Conversion shares cancelled, re-issued		$8,000	$ ---
Conversion of shareholder debt to note	$	---	$20,000
Acquisition of assets	$	---	$2,848,500

See accompanying notes to the financial statements.

IC Places, Inc.
(Formerly known as IC Punch Media, Inc.)
(Previously a Development Stage Company)
Notes to the Financial Statements
December 31, 2013
(Audited)

1. Background Information

IC Places, Inc. ("The Company") was formed on March 18, 2005 as a Delaware Corporation and is based in Celebration, Florida. The Company engages in the ownership and operation of a network of city-based websites for use by business and vacation travelers as well as local individuals. The Company's websites provide local information about hotels, restaurant dining, golf courses, discount event tickets, discount car rentals, discount airfare, and attraction tickets.

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

On July 10, 2012, IC Places, Inc. ("the Company" or "Buyer") entered into an Asset Purchase Agreement with Punch Television Network ("Punch", "Seller"). Through the agreement, the Buyer has acquire substantially all of the assets, tangible and intangible, owned by Seller that are used in, or necessary for the conduct of, its Television Network business, including, without limitation: (i) the Station Licenses, subject to any obligations contained in disclosed license agreements and all related intellectual property; (ii) the fixed assets of Seller; (iii) any and all customer lists; and (iv) the goodwill associated therewith, all free and clear of any security interests, mortgages or other encumbrances. The aggregate consideration for the assets and business was 135,000,000 shares of restricted common shares of PNCH Stock.

Punch TV is an African American network that includes new programming. Punch TV Network differs from current "African American" television that uses research-driven approaches to target African Americans audiences; Punch TV was designed to deliver entertainment to multicultural audiences. Punch TV represents a Multi-Media experience that satisfies and excites viewers.

Effective May 14, 2013, the Company rescinded the Punch Television Network Agreement and all associated employment agreements and the entire transaction has been cancelled by mutual agreement of both parties. Joseph Collins resigned as President and Director as result of the rescission of the Punch Television Network Agreement.  All 285 million shares the Company issued as a result of the previous contracts are expected to remain outstanding.

In September 2013, the Company announced that it will begin broadcasting VU Television, the first 24/7 video network launched by IC Punch Media, Inc. The network will offer original series as well as shows from its production partners. The network will be available free of charge on FilmOn.com, icplaces.com and via the FilmOn mobile app on all iPhone and Android devices as well as several set top devices. VU Television will be one of the first 24/7 networks launched exclusively, and in partnership with FilmOn through the FilmOn platform, and is focused on tapping into this highly profitable 18-34 viewer market which is harder to reach through traditional TV. Under the partnership, FilmOn will offer VU Television full access to its cutting edge broadcast platform and wide bandwidth pipeline.  VU Television will use the platform to program and broadcast its network 24/7 in a day parted format. While FilmOn will cover the broadcasting costs, the Company will handle all aspects of running the network and then the two companies will share the advertising revenues.

On December 11, 2013, in accordance with the relevant sections of the Delaware General Corporation Law, the Company's Board of Directors approved the amendment of the Company's Certificate of Incorporation to change the Company's name to IC Places, Inc.

2. Summary of Significant Accounting Policies

The Management of the Company is responsible for the selection and use of appropriate accounting policies and the appropriateness of their application.  Critical accounting policies and practices are those that are both most important to the portrayal of the Company's financial condition and results and require management's most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. The Company's significant and critical accounting policies and practices are disclosed below as required by generally accepted accounting principles.

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

Effective January 1, 2008, the Company adopted FASB ASC 820, "Fair Value Measurements and Disclosures" ("ASC 820"), for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements establishes a framework for measuring fair value and expands disclosure about such fair value measurements. The adoption of ASC 820 did not have an impact on the Company's financial position or operating results, but did expand certain disclosures.

Fair Value Measurement
ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, ASC 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1:	Observable inputs such as quoted market prices in active markets for identical assets or liabilities
Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data
Level 3:	Unobservable inputs for which there is little or no market data, which require the use of the reporting entity's own assumptions.

The Company's balance sheets include the following financial instruments: cash, accounts receivable, accrued liabilities and amounts due to stockholder. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

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

Accounts Receivable, Credit and Revenue Recognition
Accounts receivable consist of amounts due for advertising, based on referral agreements. Advertising revenue is recognized when businesses place advertisements on the IC Places website or through banner ads or upon a customer's purchase of partner offerings originated from links through the company website. Punch Television records and recognizes revenue when advertisements are aired through their websites. An allowance for doubtful accounts is considered to be established for any amounts that may not be recoverable, which is based on an analysis of the Company's customer credit worthiness, and current economic trends. Based on management's review of accounts receivable, no allowance for doubtful accounts was considered necessary. Receivables are determined to be past due, based on payment terms of original invoices. The Company does not typically charge interest on past due receivables.

Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts. The Company follows paragraph 310-10-50-9 of the FASB Accounting Standards Codification to estimate the allowance for doubtful accounts. The Company performs on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current credit worthiness, as determined by the review of their current credit information; and determines the allowance for doubtful accounts based on historical write-off experience, customer specific facts and economic conditions.

Pursuant to paragraph 310-10-50-2 of the FASB Accounting Standards Codification account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  The Company has adopted paragraph 310-10-50-6 of the FASB Accounting Standards Codification and determine when receivables are past due or delinquent based on how recently payments have been received.

Outstanding account balances are reviewed individually for collectability.  The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable.

As of December 31, 2013 and 2012, the Company recorded $3,200 and $0, respectively in bad debt expense and $3,200 and $0 in allowances for doubtful accounts, respectively.

The Company does not have any off-balance-sheet credit exposure to its customers at December 31, 2013 or December 31, 2012.

Property and Equipment
Property and equipment is stated at cost. Depreciation is computed by the straight-line method over estimated useful lives (3-7 years). The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of property and equipment existed at December 31, 2013.

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

Related Parties
The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the related parties include a. affiliates of the Company; b. entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include:  a. the nature of the relationship(s) involved b. description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

Advertising Costs
The costs of advertising are expensed as incurred. Advertising expense was $2,661 and $23,761 for the twelve months ended December 31, 2013 and 2012, respectively.

Cash Flows Reporting
The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method ("Indirect method") as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.  The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to paragraph 830-230-45-1 of the FASB Accounting Standards Codification.

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

Subsequent Events
The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued.  Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

3. Going Concern

The accompanying audited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.

The Company incurred a net loss for the twelve months ended December 31, 2013. As of December 31, 2013 the Company had minimal cash with which to satisfy any future cash requirements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company depends upon capital to be derived from future financing activities such as subsequent offerings of its common stock or debt financing in order to operate and grow the business. There can be no assurance that the Company will be successful in raising such capital. The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company's business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to build and maintain websites and to provide services and support to its customers and users. There may be other risks and circumstances that management may be unable to predict.

The audited financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

4. Recently Issued Accounting Pronouncements

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ ("ASC") is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company.

In February 2013, the FASB issued ASU No. 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." The ASU adds new disclosure requirements for items reclassified out of accumulated other comprehensive income by component and their corresponding effect on net income. The ASU is effective for public entities for fiscal years beginning after December 15, 2013.

In February 2013, the Financial Accounting Standards Board, or FASB, issued ASU No. 2013-04, "Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation Is Fixed at the Reporting Date."  This ASU addresses the recognition, measurement, and disclosure of certain obligations resulting from joint and several arrangements including debt arrangements, other contractual obligations, and settled litigation and judicial rulings. The ASU is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2013.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

5. Property and Equipment

	December 31, 2013	December 31, 2012
	(audited)	(audited)
Office Furniture	$10,603	$10,571
Film Library	---	650,000
Satellite Equipment	---	18,000
Computer Equipment	2,050	517,983
Software	---	269,566
	12,653	1,466,121
Less accumulated depreciation	(6,508)	(124,285)
Property and equipment, net	$6,145	$1,341,835

Depreciation expense was $4,584 and $96,786 for the twelve months ended December 31, 2013 and 2012, respectively.

6. Intangible Properties

On July 10, 2012 IC PLACES, INC. (formerly known as IC Punch Media, Inc.) ("the Company" or "Buyer") entered into an Asset Purchase Agreement with Punch Television Network ("Punch", "Seller"). Through the agreement, the Buyer has acquire substantially all of the assets, tangible and intangible, owned by Seller that are used in, or necessary for the conduct of, its Television Network business, including, without limitation:  (i) the Station Licenses, subject to any obligations contained in disclosed license agreements and all related intellectual property; (ii) the fixed assets of Seller; (iii) any and all customer lists; and (iv) the goodwill associated therewith, all free and clear of any security interests, mortgages or other encumbrances.  The aggregate consideration for the assets and business was 135,000,000 shares of restricted common shares of ICPA Stock.

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

The following intangible asset values have been removed from the Company's balance sheet as a result of the Punch TV rescission made effective on May 14, 2013:

	Cost	Accumulated Amortization
Affiliates	$750,000	$0
License	300,000	(75,000)
	$1,050,000	$(75,000)

7. Convertible Notes Payable

Notes payable consist of the following convertible notes (further described below):

	December 31, 2013	December 31, 2012
	(audited)	(audited)
Convertible notes payable: a series of notes have been issued at various times with identical terms: maturity within 9 months; interest rate at 8%; convertible at 50-65% discount to trading fair market value; convertible at option of holder	$171,250	$211,500
Convertible demand note payable, dated September 23, 2011, no maturity date, 2% interest rate, convertible at 50% discount to trading price at time of demand	145,600	155,600
Debt discount	(35,412)	(82,701)
Deferred financing costs	(5,449)	(5,044)
	275,989	279,355
Long-term portion of convertible debt	--	--
Current portion of convertible debt	$275,989	$279,355

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

The note is convertible at the option of the holder at any time during the lending period. The note is convertible into common stock at a conversion price of 35% (65% discount) of the calculated average of the lowest three trading prices for the common stock during the ten trading day period prior to the date of the conversion notification. The holder has converted a portion of these notes in satisfaction of the amounts due. During the twelve month period ended December 31, 2013, notes with a face value of $396,980 were converted into 10,459,810 shares of common stock.

The debt conversion was recorded at the fair market value of the stock, at an average price of $.0015. The difference in the calculated issue price, per the agreed terms listed above, and the fair market value of the shares resulted in recognition of $145,726 as income on the conversion, included as a change in derivative. The Company currently reports the amount due, under these convertible notes net of unamortized discounts and financing costs (amortized to interest expense over the term of each note) associated with origination fees and the beneficial conversions resulting from the terms of the installment funding.

The Company has recognized the derivative liability associated with this agreement and has revalued the beneficial conversion feature, classifying as a derivative liability. As of December 31, 2013 and December 31, 2012, the derivative liability was calculated to be $177,761 and $399,566, respectively.

The derivative valuation resulted from calculation using an option pricing method for the conversion feature of the note payable. The following assumptions were used in our calculation:

Weighted Average:
Stock Price	$.0004
Strike Price	$.0001
Dividend rate	0.0%
Risk-free interest rate	.10%
Expected lives (years)	.5 years
Expected price volatility	395.33%
Forfeiture Rate	0.0%

Convertible Demand Notes Payable

On September 23, 2011, the Company entered into an arrangement with a lender whereby the Company assigned certain debt due the majority shareholder, in the amount of $250,000, secured by a five (5) year employment agreement (see related party footnote). The note is convertible into shares of the Company stock, at the demand of the lender. The convertible note is interest bearing at 2% per annum, there are no repayment terms. Terms of conversion define the stock price as at a 50% discount to the stock price defined as the average three deep bids on the day of funding. During the twelve months ended December 31, 2013, the Company issued 100,000 shares in satisfaction of payments for a value of $28,000. Also during the period, the Company cancelled shares issued in satisfaction of payments for a value of $36,000, resulting in a loss on conversion of debt of $18,000.  Payments resulted in the recognition of a beneficial conversion, at the time of the issuance, of $0 and $58,400 for the twelve month periods ended December 31, 2013 and 2012, respectively. The remaining balance on this convertible note payable is $155,600 and $155,600 as of December 31, 2013 and December 31, 2012, respectively.

8. Income Tax

Income Tax Provision

The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification.  Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification ("Section 740-10-25"). Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.  Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in years and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

The Company has not recognized an income tax benefit for the year based on uncertainties concerning its ability to generate taxable income in future periods. The Company has available net operating loss carry-forwards for financial statement and federal income tax purposes. These loss carry-forwards expire if not used within 20 years from the year generated. The Company's management has decided a valuation allowance is necessary to reduce any tax benefits to zero because the available benefits are more likely than not to expire before they can be used. The tax based accumulated deficit creates tax benefits in the amount of $4,971,202 from inception through December 31, 2013.

9. Equity

On June 11, 2010 the Board of Directors of the Company approved a reverse stock split, whereby one common share was issued for each thirty shares of common stock held ("30:1") (184,060,170 shares exchanged for 6,135,339 shares).

The company has two classes of stock, common and preferred. Four billion (4,000,000,000) shares of common stock are authorized by the company's Amended Articles of Incorporation filed within the State of Delaware, at par value $.00001.

Shares issued to consultants during period in advance of services (unearned) to be provided have been charged to a contra-equity account and will be ratably expensed, over the requisite service period, as the services are rendered.

The Company, pursuant to its 2010 Equity Compensation Plan, which has been approved by the Company's Board of Directors, as filed with the Securities and Exchange Commission on February 26, 2010, will issue up to 25,000,000 shares of common stock. The 2010 Equity Compensation Plan is hoped to further provide a method whereby the Company's current employees and officers and non-employee directors and consultants may be stimulated and allow the Company to secure and retain highly qualified employees, officers, directors and non-employee directors and consultants.

On October 31, 2012, the Company's Board of Directors approved the amendment of the Company's Certificate of Incorporation to change the Company's name to IC Punch Media, Inc. and to provide for a class of "blank check" preferred stock.  The Company is authorizing five hundred million (500,000,000) shares of preferred stock, par value $.000001.  The Board of Directors is expressly vested with the authority to divide any or all of the Preferred Stock into series in addition to those set forth below and to fix and determine the relative rights and preferences of the shares of each series so established, provided, however, that the rights and preferences of various series may vary only with respect to:

•	the rate of dividend;
•	whether the shares may be called and, if so, the call price and the terms and conditions of call;
•	the amount payable upon the shares in the event of voluntary and involuntary liquidation;
•	sinking fund provisions, if any, for the call or redemption of the shares;
•	the terms and conditions, if any, on which the shares may be converted;
•	voting rights; and
•	whether the shares will be cumulative, noncumulative, or partially cumulative as to dividends and the dates from which any cumulative dividends are to accumulate.

On April 29, 2013, the Company issued 5,500,000 shares of common stock to its CEO pursuant to his employment agreement dated November 18, 2005.  These shares were valued at $1,921,765, or $0.0035 per share.

On May 1, 2013, the Company issued 3,000,000 shares of common stock to its CEO pursuant to his employment agreement dated November 18, 2005.  These shares were valued at $1,048,235, or $0.0035 per share.

At various times during the twelve month period ending December 31, 2013, the Company issued an aggregate of 10,459,810 shares in satisfaction of debt and accrued interest for a value of $396,980, or an average of $0.038 per share.

Effective December 5, 2013, the Company's Board of Directors approved an amendment to certain relative rights and preferences of the "Series A Convertible Preferred Stock" established on October 31, 2012.   The Amended Certificate of Designations provides that the authorized Series A Convertible Preferred Stock will be increased to 240,000,000 shares with each share having ten (10) votes.

Effective on or about March 26, 2014, the Company's Board of Directors and majority stockholder approved a 100:1 reverse stock split.  The financial statements included in this Form 10-K have been formatted to reflect the retro-application of this event.

10. Related Party Transactions

Advances and Loans from Shareholder

The majority shareholder has advanced funds, since inception, for the purpose of financing working capital and product development.  As of December 31, 2013 and December 31, 2012, these advances amounted to $0 and $28,991, respectively.  There are no formalized agreement or repayment terms to this advance and the amount is payable upon demand.  In the absence of a formal agreement or stated interest rate, the Company is accruing interest at a minimal variable rate, currently 3%.  Management will periodically adjust the rate recognized, following guidelines of applicable federal rates of interest.

Employment Contracts

On November 18, 2005 the Company entered into an employment agreement with Steven Samblis to be our Chief Executive Officer.  The agreement provided (1) the issuance of 350 million shares of its common stock; (2) compensation to be 15% of revenues; (3) included a provision to authorize the issuance of shares to maintain majority of control; and (4) termination of agreement on November 18, 2025.   On September 23, 2011, the Company entered into an employment continuation commitment agreement with the Chief Executive Officer, who is the majority shareholder, whereby the Company's Board of Directors declared a $250,000 amount payable for a five (5) year employment commitment.  The amount has been deferred and will be ratably expensed, as compensation, over the length of the agreement.

Rescission of Punch TV

On May 14, 2013, the Company filed Form 8-K with the Securities and Exchange Commission and disclosed that the Company rescinded the Punch Television Network Agreement and all associated employment agreements by mutual agreement of both parties. Joseph Collins resigned as President and director as result of the rescission of the Punch Television Network Agreement and as a result, the Company is no longer accruing wages under the terms of Mr. Collin's Agreement.

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

Resignation of Director

Effective August 12, 2013, the Company requested the resignation of Meredith Walters from the Board of Directors who served as an interim board member during the company's restructuring of management. Meredith accepted and offered her resignation.

11. Commitments and Contingencies

The Company has entered into agreement for office and studio space for a five year period, beginning in January 2010 and expiring in December 2015.

Future minimum lease payments for the years ended December 31:

2014	2,917
2015	2,917
thereafter	--
$11,675

From time to time the Company may be a party to litigation matters involving claims against the Company.

Management believes that there are no current matters that would have a material effect on the Company's financial position or results of operations.

Management has considered all events subsequent to the balance sheet through the date that these financial statements were available, which is the date of our filing with the SEC.

12. Subsequent Events

Effective on or about March 26, 2014, the Company's Board of Directors approved an amendment to certain relative rights and preferences of the "Series A Convertible Preferred Stock" established on October 31, 2012.   As a result of the Amended Certificate of Designations, the authorized Series A Convertible Preferred Stock was increased to 240,000,000 shares with each share having ten (10) votes.  Subsequent to the date of this filing, the Company issued 240,000,000 shares of the Series A Convertible Preferred to Steven Samblis pursuant to the provisions of his Employment Agreement entered into on November 8, 2005.

Effective on or about March 26, 2014, the Company's Board of Directors and majority stockholder approved an amendment to its Certificate of Incorporation to change the name of the Company to "IC Places, Inc.".

Effective on or about March 26, 2014, the Company's Board of Directors and majority stockholder approved a 100:1 reverse stock split.  The financial statements have been formatted to reflect the retro-application of this event.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in, or disagreements with our independent accountants, DKM Certified Public Accountants on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, in connection with its reports.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer and acting Chief Financial Officer has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending December 31, 2013 covered by this Annual Report on Form 10-K. Based upon such evaluation, the Chief Executive Officer and acting Chief Financial Officer has concluded that, as of the end of such period, the Company's disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company's Chief Executive Officer and acting Chief Financial Officer does not relate to reporting periods after December 31, 2013.

Management's Report on Internal Control Over Financial Reporting

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

The Company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, under the supervision of the Company's Chief Executive Officer and acting Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was not effective as of December 31, 2013 under the criteria set forth in the in Internal Control—Integrated Framework.

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

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management's report in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

No change in the Company's internal control over financial reporting occurred during the year ended December 31, 2013, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers
Name	Position	Period	Age
Steven Samblis	Chief Executive Officer, CFO, and Co-Chairman	Sept 2003 - Present	53

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.
Management Team
Steve Samblis, President, CEO, CFO and Co-Chairman of the Board
Mr. Samblis is the founder of IC Places and has been dedicating significant time, commencing in 2002, in the development and execution of its plan of operations. Prior to IC Places, Inc., Mr. Samblis worked several years as a stock broker. He also consulted with the Michigan Senate in regards to securities legislation. During his period as a stockbroker, he founded a company that produced and marketed audio programs. Steve co-hosted "The World's Most Powerful Marketing Tool" with author Mark Victor Hansen of "Chicken Soup for the Soul" fame. Returning to the brokerage industry, Steve worked in the area of IPO Analysis. In this position he was quoted in over 200 magazines, ranging from "Time" to "The Wall Street Journal". Later Steve hosted the Investor's Institute, a TV show which aired nationally. During the show Steve toured the U.S. and delivered seminars teaching people about IPOs.

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

ITEM 11. EXECUTIVE COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended December 31,2013 and 2012 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Comp ($)	Non-Qualified Deferred Comp Earnings ($)	All Other Comp ($)	Total ($)
Steven Samblis, President, Chief Executive Officer and Chairman	2013 2012 2011 2010 2009	72,528 8,200 -0- -0- -0-	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-	72,528 8,200 -0- -0- -0-

Executive Compensation
On November 18, 2005 the Company entered into an employment agreement with Steven Samblis to be our Chief Executive Officer. The agreement provided (1) the issuance of 350 million shares of its common stock; (2) compensation to be 15% of revenues; (3) included a provision to authorize the issuance of shares to maintain majority of control; and (4) termination of agreement on November 18, 2025. On September 23, 2011, the Company entered into an employment continuation commitment agreement with the Chief Executive Officer, who is the majority shareholder, whereby the Company's Board of Directors declared a $250,000 amount payable for a five (5) year employment commitment. The amount has been deferred and will be ratably expensed, as compensation, over the length of the agreement.

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

Stock Option Grants

The Company, pursuant to its 2010 Equity Compensation Plan, which has been approved by the Company's Board of Directors, as filed with the Securities and Exchange Commission on Form S-8, February 26, 2010, will issue up to 25,000,000 shares of common stock. The 2010 Equity Compensation Plan is hoped to further provide a method whereby the Company's current employees and officers and non-employee directors and consultants may be stimulated and allow the Company to secure and retain highly qualified employees, officers, directors and non-employee directors and consultants.

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

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding common stock as of March 28, 2014, and by the officers and directors, individually and as a group. All shares are owned directly.

Name	Position	Common Stock Owned	Percentage Owned
Steven Samblis 5428 S Bracken Court Winter Park, FL 32792	Chief Executive Officer, Chairman, and Chief Financial Officer	10,926,414	34.57%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

In 2005, the Company issued 20,000,000 share of its stock valued at par ($50,000) in exchange for Steven Samblis' development of ICPlaces.com websites. This cost and all related compensation to Steven Samblis (an officer of the Company) has been charged to expense in 2005. Following a 1:10 reverse split in 2007, and certain transfers affected for personal financial planning purposes, Steve Samblis owned 47,476,800. Steve Samblis converted $70,000 of debt payable for 4,000,000 shares of common stock, at the current fair market value of approximately $.0175 per share. Following a 1:30 split on June 11, 2010 and converting $70,000 debt to stock, Steve Samblis owned 9,521,560 shares. As of December 31, 2013, Mr. Samblis beneficially owns 10,926,414 shares of common stock.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

On January 1, 2012, the audit firm of Randall N. Drake CPA, P.A. changed its name to Drake & Klein CPAs. The change was reported to the PCAOB as a change of name. This is not a change of auditors for the Company.

Drake & Klein, CPAs (formerly Randall N. Drake, CPA, PA) has been our principal auditor, commencing in 2008. For professional services rendered for the audit of the Company's financial statements for the years ended December 31, 2013 and 2012 and for the review of the Company's financial statements for the periods ended March 31, June 30, and September 30, 2013, audit fees by year were:

Total
2013	$14,000
2012	$14,000

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2013 and 2012.

Tax Fees

For the Company's fiscal years ended December 31, 2013 and 2012, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the period ended December 31, 2013 and 2012.

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

IC Places, Inc. (fka IC PUNCH MEDIA, INC)

Dated: April 15, 2014	By:	/s/ Steven Samblis
Steven Samblis
Chief Executive Officer

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

Name	Title	Date

/s/ Steven Samblis	Director, Chairman, Chief Executive Officer	April 15, 2014
Steven Samblis

/s/ Steven Samblis	Chief Financial Officer	April 15,2014
Steven Samblis