Form 10-K/A
period 2013-12-31
IC Punch Media, Inc.
filed 2014-05-01
CIK 1437596

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class                                                                                                                                                                                            Outstanding at April 21, 2013
-------                                                                                                                                                                                        ------------------------------------
Common stock, $0.00001 par value                                                                                                                                                                                                                                             44,128,053

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the Securities and Exchange Commission on April 22, 2014 (the "Form 10-K"), is to correct the following:

•	The number of shares outstanding as of the date of the filing of the original 10K did not correctly reflect the amount of post-split shares outstanding.

•	The amount of depreciation expense for the period ending December 31 2013 was over-stated.

•	Retroactive restatement of Equity in prior periods on the Balance Sheet and Statement of Stockholders' Equity

This Amendment No. 1 to the Form 10-K continues to speak as of the original filing date of the Form 10-K, and does not reflect events that may have occurred subsequent to the original filing date.

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

IC Places was incorporated on March 18, 2005. For the years ended; December 31, 2013, 2012 and the period of March 18, 2005 (date of inception) through December 31, 2013, net losses were approximately $5,865,731, $6,219,281, and $14,201,472, respectively. We expect to experience fluctuations in future quarterly and annual operating results that may be caused by many factors, including:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES
The company has staff in its offices in Glendale, California and its main headquarters is located in Winter Park Florida.

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

The selected financial data set forth below as of December 31, 2013 and 2012 and for the years then ended are derived from our audited financial statements included in this Annual Report on Form 10-K. All other selected financial data set forth below is derived from our audited financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our results of operations to be expected in the future.

Selected Financial Information:
	For the Year Ended
	Dec 31, 2013	Dec 31, 2012
	(audited)	(audited)

Revenues	$ ---	$195,082
Net Loss	(5,865,731)	(6,219,281)

Earnings per share, basic and diluted	(0.26)	(0.69)

Total Assets	$95,368	$2,887,036

Total Liabilities	501,034	788,661
Total Equity (Deficit)	(405,666)	2,098,375
Working Capital	(413,774)	(634,842)

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

Operating Expenses

Operating costs were incurred in the amount of $3,249,883 and $5,392,354 for the periods ending December 31, 2013 and 2012, respectively. The decrease was largely attributable to lower stock-based compensation expenses of $1,758,290 in the prior year. Administrative costs have also decreased due to decreased activity of the Company.  In the future, we anticipate greater viewership and therefore we anticipate an increase in our advertisement placement costs in the future.

Net Loss

The Company recognized net losses of $5,865,731 and $6,219,281 for the twelve months ending December 31, 2013 and 2012, respectively. At this time, normal costs of public filing and increasing advertising efforts will continue and it is not known when significant revenues will occur to off-set these expenses.

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

Subsequent Events

Effective on or about March 26, 2014, the Company's Board of Directors approved an amendment to certain relative rights and preferences of the "Series A Convertible Preferred Stock" established on October 31, 2012.   As a result of the Amended Certificate of Designations, the authorized Series A Convertible Preferred Stock was increased to 500,000,000 shares with each share having ten (10) votes.

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
/s/ DKM Certified Public Accountants

DKM Certified Public Accountants
Clearwater, Florida
April 15, 2014 and for the changes mentioned in the explanatory note on April 30, 2014

PCAOB Registered
AICPA Member

IC Places, Inc. (Formerly known as IC Punch Media, Inc.)
Balance Sheet

	December 31, 2013	December 31, 2012
	(restated)	(audited)

Current assets
Cash	$ ---	$1,121
Accounts receivable	3,200	6,688
Allowance for doubtful accounts	(3,200)	---
Prepaid expenses	87,260	146,010
Total current assets	87,260	153,819

Property and equipment, net of depreciation	8,108	1,341,835
Intangible assets, net of amortization	---	1,391,382
	8,108	2,733,217

Total assets	$95,368	$2,887,036

Liabilities and stockholders' deficit
Current liabilities
Bank overdraft	398	8,276
Accrued liabilities	31,150	29,339
Accrued Interest	5,736	43,154
Convertible note payable, net of discount	285,989	279,335
Derivative liability	177,761	399,566
Advances from stockholder	---	28,991
Total current liabilities	501,034	788,661

Stockholders' deficit
Common stock, $.00001 par value;
4,000,000,000 shares authorized;
31,604,333 and 12,844,523 shares outstanding	316	128
Additional paid in capital	13,795,490	10,436,698
Unearned stock based compensation	---	(2,710)
Common stock receivable	---	---
Accumulated deficit	(14,201,472)	(8,335,741)
Total Stockholders' Deficit	(405,666)	2,098,375

Total liabilities and stockholders' deficit	$95,368	$2,887,036

The accompanying notes are an integral part of these financial statements

IC PLACES, INC. (Formerly known as IC Punch Media, Inc.)
Statements of Operations

	For the twelve months	For the twelve months
	Ended	Ended
	December 31, 2013	December 31, 2012
	(restated)	(audited)

NET REVENUES	$-	$195,082

COST OF SERVICES	-	224,881

	-	(29,799)

OPERATING EXPENSES:
General and administrative expenses	225,460	463,829
Depreciation	1,713	147,525
Stock Compensation	3,022,710	4,781,000

Total operating expenses	3,249,883	5,392,354

OPERATING INCOME/(LOSS)	(3,249,883)	(5,422,153)

OTHER INCOME (EXPENSE):

Beneficial conversion	---	---
Loss on conversion of debt	(18,000)	---
Gain on forgiveness of debt	28,941	19,042
Interest income	1	---
Interest expense	(21,157)	(329,060)
Loan default expense	(77,750)	---
Change in derivative	135,636	(487,110)

Total other income (expense)	47,671	(797,128)

INCOME/(LOSS) FROM CONTINUING OPERATIONS	(3,205,019)	(6,219,281)

Loss on disposal of assets	(2,663,519)	---

NET LOSS	$(5,865,731)	$(6,219,281)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$(0.26)	$(0.69)

Weighted common shares outstanding
- basic and diluted	22,665,171	9,080,316

 See accompanying notes to the financial statements

IC PLACES, INC. (Formerly known as IC Punch Media, Inc.)
Statement of Changes in Stockholders' Equity

	Common Stock, $0.00001 Par Value		Additional	Unearned		Total
	Number of		Paid-in	Stock	Accumulated	Stockholders'
	Shares	Amount	Capital	Compensation	Deficit	Deficit
Balance, December 31, 2011	3,351,087	$34	$1,886,253	$(35,208)	$(2,116,460)	$(265,382)

Deferred compensation earned in period				32,498		32,498

Debt and accrued interest converted to shares	4,895,505	49	900,991			901,040

Shares issued for acquisition of assets	1,350,000	13	2,848,487			2,848,500

Shares issued for compensation and services	2,510,000	25	4,780,975			4,781,000

Shares issued for retirement of debt	737,931	7	19,993			20,000

Net loss					(6,219,281)	(6,219,281)

Balance, December 31, 2012	12,844,523	128	10,436,698	(2,710)	(8,335,741)	2,098,375

Shares issued for compensation and services	8,500,000	85	2,969,915			2,970,000

Debt and accrued interest converted to shares	10,459,810	105	396,875			396,980

Debt conversion shares cancelled	(300,000)	(3)	(35,997)			(36,000)

Debt converted to shares	100,000	1	27,999			28,000

Net loss				2,710	(5,865,731)	(5,863,021)

Balance, December 31, 2013	31,604,333	$316	$13,795,490	$-	$(14,201,472)	$(405,666)

See accompanying notes to the financial statements.

IC PLACES, INC. (Formerly known as IC Punch Media Inc.)
Statement of Cash Flows

	Dec 31, 2013		Dec 31, 2012
	(restated)		(audited)

Cash Flows from Operating Activities:
Net Loss from Operations		$(5,865,731)		$(6,219,281)

Adjustments to reconcile net loss to meet cash provided by operating activities:
Depreciation		1,713		147,525
Stock Based Compensation		2,972,710		4,781,000
Change in Derivative		135,636		487,110
Amortization of finance costs and debt discounts		98,907		329,060
Beneficial conversion		---		58,400
Gain on forgiveness of debt		(28,941)		(19,042)
Loss on conversion of debt		18,000		---
Loss on disposal of assets		2,663,519		---
Bad debt		3,200		---
Decreases (increases) in assets and liabilities:
Accounts Receivable		3,488		(4,463)
Prepaid expenses & other current assets		58,750		103,157

Change in derivative liability		(221,805)		---
Accounts payable & accrued expenses		(50,163)		49,489
Net cash (used in) provided by operations		(210,717)		(287,045)

Cash Flows from Investing Activities:
Capital Expenditures		(2,018)		(22,155)
Net cash provided by (used in) investing activities		(2,018)		(22,155)

Cash Flows from Financing Activities:
Proceeds/(repayments) from notes and loans		240,200		374,000
Stockholder advances, proceeds		12,700		121,913
Stockholder advances, repayments		(41,691)		(189,941)
Deferred financing costs		405		2,033
Net cash provided by (used in) financing activities		211,614		308,005

Net Increase (Decrease) in Cash		(1,121)		(1,195)

Cash, beginning of year		1,121		2,316

Cash, ending	$	---		$1,121

Non Cash Disclosures
Conversion of debt to equity		$396,980		$370,500
Conversion shares cancelled, re-issued		$8,000	$	---
Conversion of shareholder debt to note	$	---		$20,000
Default penalty		$77,750	$	---
Acquisition of assets	$	---		$2,848,500

See accompanying notes to the financial statements.

IC Places, Inc.
(Formerly known as IC Punch Media, Inc.)
Notes to the Financial Statements
December 31, 2013
(Audited and Restated)

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

5. Correction of error, restatement of financial statements

The number of shares outstanding as of the date of the filing of the original 10K did not correctly reflect the amount of post-split shares outstanding, as reflected in the table below.

	As originally reported	As restated
Number of the issuer's Common Stock outstanding as of the date the original report was filed, April 15, 2014	534,769,650	44,128,053

Restatement

The amount of depreciation expense for the period ending December 31 2013 was over-stated.  The table below reflects the resulting effect to the financial statements.

December 31, 2013
	As filed	Adjustment	Restated Actual
Balance Sheet (Extract)
Assets
Fixed assets, net of depreciation	$6,508	$(2,027)	$4,481

Total Assets	$93,405	$(2,027)	$95,368
Stockholders' deficit
Accumulated deficit	$(14,203,435)	$(2,027)	$(14,201,472)
Total Stockholders' Deficit	$(407,629)	$(2,027)	$(405,666)
Total Liabilities & Equity	$93,405	$(2,027)	$95,368

Statement of Operations (Extract)
Depreciation expense	$4,584	$(2,871)	$1,713
General and administrative	$225,396	$64	$225,460
Loss on disposal of assets	$2,662,675	$844	$2,663,519
Net Loss	$(5,867,694)	$(1,963)	$(5,865,731)

The prior period amounts included on the Balance Sheet for the period ending December 31, 2013 have been restated to reflect the correct retroactive application of the Company's reverse stock split.
December 31, 2012
	As filed	Adjustment	Restated Actual
Balance Sheet (Extract)
Common Stock	$12,845	$(12,717)	$128

Additional Paid in Capital	$10,423,981	$12,717	$10,436,698

The prior period amounts included on the Statement of Stockholders' Equity for the period ending December 31, 2011 have been restated to reflect the correct retroactive application of the Company's reverse stock split as well as recognition of an addition error.

December 31, 2011

Statement of Stockholders' Equity (Extract)	Additional Paid in Capital	Unearned Stock Compensation	Total Stockholders' Deficit
As filed	$1,898,992	$(85,208)	$(265,382	) *

Adjustment	$(12,739)	$50,000	$33,943

Restated Actual	$1,886,253	$(35,208)	$(265,382	) *

*In the original 10-K filed for the period ending December 31, 2013, Total Stockholders' Deficit for the periods ending December 31, 2013 and 2012  erroneously reflected the same amount.  The correct balance for the period ending December 31, 2012 should have reflected ($299,325) instead of ($265,382).

6. Property and Equipment

	December 31, 2013	December 31, 2012
	(audited)	(audited)
Office Furniture	$10,571	$10,571
Film Library	---	650,000
Satellite Equipment	---	18,000
Computer Equipment	2,018	517,983
Software	---	269,566
	12,589	1,466,121
Less accumulated depreciation	(4,481)	(124,285)
Property and equipment, net	$8,108	$1,341,835

Depreciation expense was $1,713 and $147,525 for the twelve months ended December 31, 2013 and 2012, respectively.

7. Intangible Properties

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

The following intangible asset values have been removed from the Company's balance sheet as a result of the Punch TV rescission made effective on May 14, 2013:

	Cost	Accumulated Amortization
Affiliates	$750,000	$	---
License	300,000		(75,000)
	$1,050,000		$(75,000)

8. Convertible Notes Payable

Notes payable consist of the following convertible notes (further described below):

	December 31, 2013	December 31, 2012
	(audited)	(audited)
Convertible notes payable: a series of notes have been issued at various times with identical terms: maturity within 9 months; interest rate at 8%; convertible at 50-65% discount to trading fair market value; convertible at option of holder	$171,250	$211,500
Convertible demand note payable, dated September 23, 2011, no maturity date, 2% interest rate, convertible at 50% discount to trading price at time of demand	155,600	155,600
Debt discount	(35,412)	(82,701)
Deferred financing costs	(5,449)	(5,044)
	285,989	279,355
Long-term portion of convertible debt	$--	$--
Current portion of convertible debt	$285,989	$279,355

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

These notes are convertible at the option of the holder at any time during the lending period. These notes are convertible into common stock at a conversion price of 35% (65% discount) of the calculated average of the lowest three trading prices for the common stock during the ten trading day period prior to the date of the conversion notification. The holder has converted a portion of these notes in satisfaction of the amounts due. During the twelve month period ended December 31, 2013, $384,500 in principle and $12,480 in interest were converted into 10,459,810 shares of common stock.

The debt conversion was recorded at the fair market value of the stock, at an average price of $0.038. The difference in the calculated issue price, per the agreed terms listed above, and the fair market value of the shares resulted in recognition of $135,636 as income on the conversion, included as a change in derivative. The Company currently reports the amount due, under these convertible notes net of unamortized discounts and financing costs (amortized to interest expense over the term of each note) associated with origination fees and the beneficial conversions resulting from the terms of the installment funding.

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

9. Income Tax

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

10. Equity

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

On October 31, 2012, the Company's Board of Directors approved the amendment of the Company's Certificate of Incorporation to change the Company's name to IC Punch Media, Inc. and to provide for a class of "blank check" preferred stock.  The Company is authorizing five hundred million (500,000,000) shares of preferred stock, par value $.000001.  The Board of Directors is expressly vested with the authority to divide any or all of the Preferred Stock into series in addition to those set forth below and to fix and determine the relative rights and preferences of the shares of each series so established, provided, however, that the rights and preferences of various series may vary only with respect to:

*	the rate of dividend;
*	whether the shares may be called and, if so, the call price and the terms and conditions of call;
*	the amount payable upon the shares in the event of voluntary and involuntary liquidation;
*	sinking fund provisions, if any, for the call or redemption of the shares;
*	the terms and conditions, if any, on which the shares may be converted;
*	voting rights; and
*	whether the shares will be cumulative, noncumulative, or partially cumulative as to dividends and the dates from which any cumulative dividends are to accumulate.

On April 29, 2013, the Company issued 5,500,000 shares of common stock to its CEO pursuant to his employment agreement dated November 18, 2005.  These shares were valued at $1,650,000, or $0.30 per share.

On May 1, 2013, the Company issued 3,000,000 shares of common stock to its CEO pursuant to his employment agreement dated November 18, 2005.  These shares were valued at $1,320,000, or $0.44 per share.

At various times during the twelve month period ending December 31, 2013, the Company issued an aggregate of 10,459,810 shares in satisfaction of debt and accrued interest for a value of $396,980, or an average of $0.038 per share.

In March 2013, the Company cancelled 30,000,000 common shares issued to a creditor during the period ending December 31, 2012 for a value of $36,000 and reissued 10,000,000 common shares as payment on the debt for a value of $28,000.

Effective December 5, 2013, the Company's Board of Directors approved an amendment to certain relative rights and preferences of the "Series A Convertible Preferred Stock" established on October 31, 2012.   The Amended Certificate of Designations provides that the authorized Series A Convertible Preferred Stock will be increased to 500,000,000 shares with each share having ten (10) votes.

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

13. Subsequent Events

Effective on or about March 26, 2014, the Company's Board of Directors approved an amendment to certain relative rights and preferences of the "Series A Convertible Preferred Stock" established on October 31, 2012.   As a result of the Amended Certificate of Designations, the authorized Series A Convertible Preferred Stock was increased to 500,000,000 shares with each share having ten (10) votes.

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

IC Places, Inc. (fka IC PUNCH MEDIA, INC)

Dated: April 30, 2014	By:	/s/ Steven Samblis
Steven Samblis
Chief Executive Officer

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

Name	Title	Date

/s/ Steven Samblis	Director, Chairman, Chief Executive Officer	April 30, 2014
Steven Samblis

/s/ Steven Samblis	Chief Financial Officer	April 30, 2014
Steven Samblis