Form 10-Q
period 2014-03-31
IC Punch Media, Inc.
filed 2014-05-20
CIK 1437596

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014.

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________.

Commission file number 000-53278

IC PLACES, INC.
FKA IC PUNCH MEDIA, INC.
(Name of small business issuer in its charter)

Delaware	42-1662836
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1211 Orange Ave., Suite 300, Winter Park, FL  32789
(Address of principal executive offices and Zip Code)

Registrant's telephone number, including area code:   407.442.0309

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  (X) Yes (__) No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes (___)      No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer (__)   Accelerated filer (__)   Non-accelerated filer (__)  (Do not check if a smaller reporting company)

Smaller reporting company (X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes (__) No (X )

The number of shares of the issuer's common stock, par value $.00001 per share, outstanding as of May 19, 2014 is 31,682,427.

Part I.  Financial Information
Item 1.  Financial Statements.

 IC PLACES, INC.
FKA IC PUNCH MEDIA, INC.
BALANCE SHEET
(unaudited)

	March 31, 2014 (unaudited)		December 31, 2013 (restated)
Current Assets
Cash	$	---	$	---
Prepaid expenses		74,760		87,260

Total Current Assets		74,760		87,260

Fixes assets, net of depreciation		7,638		8,108

TOTAL ASSETS		82,398		95,368

Current Liabilities
Accrued Liabilities		45,255		31,150
Bank overdraft		697		398
Advances from shareholder		1,519		36,886
Convertible notes payable, net of discount		292,002		285,989
Derivative liability		131,072		177,761
Total Current Liabilities		470,545		501,034

Stockholders' Deficit

Preferred stock, $.00001 par value, 500,000,000 shares authorized, 240,000,000 and 240,000,000 shares issued, respectively		2,400		2,400

Common stock, $.00001 par value, 4,000,000,000 shares authorized, 37,380,583 and 31,604,333 shares issued, respectively		374		316
Paid-in capital		13,818,537		13,795,490
Accumulated deficit		(14,209,457)		(14,203,872)
Total Stockholders' Equity		(388,147)		(405,666)

TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)		$82,398		$95,368

See notes to financial statements.

IC PLACES, INC.
FKA IC PUNCH MEDIA, INC.
STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended March 31,
	2014		2013

Revenue	$	---	$	---

Expenses:
General and administrative		6,216		66,635
Depreciation & amortization		470		1,146
Stock compensation		12,500		15,210
Operating Loss		(19,186)		(82,991)

Other income & (expense)
Change in derivative		17,571		103,916
Interest expense		(3,970)		(7,733)
Total other income/(expense)		13,601		96,183

Net income (loss) from continued operations		$(5,585)		$13,192

Net of tax, disputed activities net loss		---		(474,715)

(Loss) on disputed activity, net of tax		---		(1,108,677)

Net Income (Loss)		$(5,585)		$(1,570,200)

Continued Operations earnings per share		$(0.00)		$(0.00)
Discontinued Operations earnings per share		$-		$(0.12)
Weighted average shares outstanding		33,825,615		13,498,554

See notes to financial statements.

IC PLACES, INC.
FKA IC PUNCH MEDIA, INC.
STATEMENTS OF CASH FLOWS
 (unaudited)

	Three Months Ended March 31,
	2014		2013
Cash Flows from Operating Activities
Net income/(loss) from operations		$(5,585)		$(1,570,200)
Net income/(loss) from discontinued operations		---		1,583,392
		(5,585)		13,192
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Adjustments for charges not requiring outlay of cash:
Depreciation		470		1,146
Change in derivative		(17,571)		(103,916)
Amortization of finance costs and debt discounts		3,970		---
Common stock issued as compensation and for expenses		12,500		15,210
		(6,216)		(74,368)
Changes in operating assets and liabilities:
(Increase)/decrease in accounts receivable		---		3,488
(Increase)/decrease in prepaid expenses and other assets		---		13,139
Increase/(decrease) in accounts payable and accrued expenses		4,000		(635)
Net cash (used in) discontinued operations		---		(28,178)
Net cash (used in) continuing operating activities		(2,216)		(58,376)

Net cash (used in) operating activities		(2,216)		(86,554)

Cash Flows from Investing Activities
Net cash (used in) investing activities		---		---

Cash Flows from Financing Activities
Bank overdraft		697		---
Proceeds/(repayments) from loans and notes		---		85,433
Shareholder advances/(repayments)		1,519		---
Net cash provided by financing activities		2,216		85,433

Net change in cash		---		(1,121)
Cash at beginning of period		---		1,121
Cash at end of period	$	---	$	---

Supplemental Disclosures of Cash Flow Information:
Long term lease paid with stock		---		144,000
Conversion of debt to equity		23,105		---

See notes to financial statements.

IC PLACES, INC.
FKA IC PUNCH MEDIA, INC.
Notes to the Financial Statements
March 31, 2014 and 2013
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

On December 11, 2013, in accordance with the relevant sections of the Delaware General Corporation Law, the Company's Board of Directors approved the amendment of the Company's Certificate of Incorporation to change the Company's name to "IC Places, Inc".

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

Basis of Presentation
The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information regarding the Company's significant accounting policies, refer to the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2013 filed with the Securities and Exchange Commission on May 1, 2014.  All Amounts referenced in these Financial Statements and this Report are in US Dollars unless otherwise stated.

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

The Company does not have any off-balance-sheet credit exposure to its customers at March 31, 2014 or March 31, 2013.

Property and Equipment
Property and equipment is stated at cost. Depreciation is computed by the straight-line method over estimated useful lives (3-7 years). The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of property and equipment existed at March 31, 2014.

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

Advertising Costs
The costs of advertising are expensed as incurred. Advertising expense was $0 and $405 for the three months ended March 31, 2014 and 2013, respectively.

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

Earnings (Loss) Per Share
Basic earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares outstanding during the year. Diluted earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares. There are no options or warrants outstanding, however, convertible notes payable are considered to be common stock equivalents, at the date of their maturity (when available to convert). As of March 31, 2014, there are potential share equivalents based on conversion options associated with our debt instruments and preferred stock, however, due to net operating losses sustained anti-dilution issues are not applicable.

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

Correction of an Error in Previously Issued Financial Statements
The Company follows guidance under ASC 250-10-45-23 for reporting any error in the financial statements of a prior period discovered after the financial statements are issued or are available to be issued. The current comparative statements as presented reflect the retroactive application of any error corrections. Those items that are reported as error corrections in the Company's restatements of net income and retained earnings, as well as other affected balances for all periods reported there-in, are disclosed in Note 5 of the footnotes to the financial statements presented herein.

3. Going Concern

The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.

The Company incurred a net loss for the three months ended March 31, 2014. As of March 31, 2014 the Company had minimal cash with which to satisfy any future cash requirements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company depends upon capital to be derived from future financing activities such as subsequent offerings of its common stock or debt financing in order to operate and grow the business. There can be no assurance that the Company will be successful in raising such capital. The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company's business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to build and maintain websites and to provide services and support to its customers and users. There may be other risks and circumstances that management may be unable to predict.

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

5. Correction of error, restatement of financial statements

The Company issued 240,000,000 shares of its Series A Preferred in December 2013 to its Chief Executive Officer.  The correct number of Series A Preferred shares outstanding as of the date of the filing of the original 10-K/A on May 1, 2014 did not correctly reflect the amount of preferred shares outstanding, as reflected in the table below.

	As originally reported	As restated
Number of the issuer's Preferred Stock outstanding as of the date of the most recently filed Form 10-K/A on May 1, 2014	---	240,000,000

Restatement

The prior period amounts included on the Balance Sheet for the period ending December 31, 2013 have been restated to reflect the amount of preferred shares outstanding.
The table below reflects the resulting effect to the financial statements.

December 31, 2013
	As filed		Adjustment		Restated Actual
Balance Sheet (Extract)
Stockholders' deficit
Series A Preferred stock	$	---		$2,400	$2,400
Common stock		$316	$	---	$316
Paid in capital		$13,795,490	$	---	$13,795,490
Accumulated deficit		$(14,201,472)		$(2,400)	$(14,203,872)
Total Stockholders' Deficit		$(405,666)	$	---	$(405,666)
Total Liabilities & Equity		$95,368	$	---	$95,368

Statement of Operations (Extract)
Stock Compensation		$3,022,710		$2,400	$3,025,110
Net Loss		$(5,865,731)		$(2,400)	$(5,868,131)

6. Property and Equipment

	March 31, 2014	December 31, 2013
	(audited)	(audited)
Office Furniture	$10,571	$10,571
Computer Equipment	2,018	2,018
	12,589	12,589
Less accumulated depreciation	(4,951)	(4,481)
Property and equipment, net	$7,638	$8,108

Depreciation expense was $470 and $1,146 for the three months ended March 31, 2014 and 2013, respectively.

7. Convertible Notes Payable

Notes payable consist of the following convertible notes (further described below):

	March 31, 2014	March 31, 2013
	(unaudited)	(unaudited)
Convertible notes payable: a series of notes have been issued at various times with identical terms: maturity within 9 months; interest rate at 8%; convertible at 50-65% discount to trading fair market value; convertible at option of holder	$148,145	$171,250
Convertible demand note payable, dated September 23, 2011, no maturity date, 2% interest rate, convertible at 50% discount to trading price at time of demand	155,600	155,600
Debt discount	(10,425)	(35,412)
Deferred financing costs	(1,318)	(5,449)
	292,002	285,989
Long-term portion of convertible debt	$--	$--
Current portion of convertible debt	$292,002	$285,989

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

These notes are convertible at the option of the holder at any time during the lending period. These notes are convertible into common stock at a conversion price of 35% (65% discount) of the calculated average of the lowest three trading prices for the common stock during the ten trading day period prior to the date of the conversion notification. The holder has converted a portion of these notes in satisfaction of the amounts due. During the three month period ended March 31, 2014, $23,105 in principle and $0 in interest were converted into 5,776,250 shares of common stock.

The debt conversion was recorded at the fair market value of the stock, at an average price of $0.004. The difference in the calculated issue price, per the agreed terms listed above, and the fair market value of the shares resulted in recognition of $17,571 as income on the conversion, included as a change in derivative. The Company currently reports the amount due, under these convertible notes net of unamortized discounts and financing costs (amortized to interest expense over the term of each note) associated with origination fees and the beneficial conversions resulting from the terms of the installment funding.

The Company has recognized the derivative liability associated with this agreement and has revalued the beneficial conversion feature, classifying as a derivative liability. As of March 31, 2014 and March 31, 2013, the derivative liability was calculated to be $131,072 and $295,650, respectively.

The derivative valuation resulted from calculation using an option pricing method for the conversion feature of the note payable. The following assumptions were used in our calculation:

Weighted Average:
Stock Price	$.004
Strike Price	$.009
Dividend rate	0.0%
Risk-free interest rate	.10%
Expected lives (years)	.5 years
Expected price volatility	201.42%
Forfeiture Rate	0.0%

Convertible Demand Notes Payable

On September 23, 2011, the Company entered into an arrangement with a lender whereby the Company assigned certain debt due the majority shareholder, in the amount of $250,000, secured by a five (5) year employment agreement (see related party footnote). The note is convertible into shares of the Company stock, at the demand of the lender. The convertible note is interest bearing at 2% per annum, there are no repayment terms. Terms of conversion define the stock price as at a 50% discount to the stock price defined as the average three deep bids on the day of funding. During the year ended December 31, 2013, the Company issued 100,000 shares in satisfaction of payments for a value of $28,000. Also during the year ended December 31, 2013, the Company cancelled shares issued in satisfaction of payments for a value of $36,000, resulting in a loss on conversion of debt of $18,000.  Payments resulted in the recognition of a beneficial conversion, at the time of the issuance, of $0 and $58,400. For the three month periods ended March 31, 2014 and 2013, no shares were issued in satisfaction of payments. The remaining balance on this convertible note payable for the three months ended March 31, 2014 and 2013 was $155,600 and $155,600, respectively.

8. Derivative Liabilities

The fair values of the Company's derivative liabilities were estimated at the issuance date and are revalued at each subsequent reporting date, using a lattice model. The Company recorded current derivative liabilities of $131,072 and $177,761 at March 31, 2014 and December 31, 2013, respectively. The change in fair value of the derivative liabilities resulted in a gain of $17,571 and $103,916 for the three months ended March 31, 2014 and 2013, respectively, which has been reported as other income (expense) in the statements of operations. The gain of $17,571 for the three months ended March 31, 2014 consisted of changes attributable to the fair value on the convertible notes.

The following presents the derivative liability value by instrument type at March 31, 2014 and December 31, 2013, respectively:

	March 31,	December 31,
	2014	2013
Convertible Debentures	$131,072	$177,761
Total	$131,072	$177,761

The following is a summary of changes in the fair market value of the derivative liability for the three months ending March 31, 2014:

Derivative Liability Total
Balance, December 31, 2013	$177,761
Decrease due to conversion	(29,118)
Change in fair market value of derivative liabilities	(17,571)
Balance, March 31, 2014	$131,072

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

The Company has not recognized an income tax benefit for the year based on uncertainties concerning its ability to generate taxable income in future periods. The Company has available net operating loss carry-forwards for financial statement and federal income tax purposes. These loss carry-forwards expire if not used within 20 years from the year generated. The Company's management has decided a valuation allowance is necessary to reduce any tax benefits to zero because the available benefits are more likely than not to expire before they can be used. The tax based accumulated deficit creates tax benefits in the amount of $4,973,310 from inception through March 31, 2014.

Tax Returns Remaining subject to IRS Audits

The Company's corporation income tax return for the period from March 18, 2005 (inception) through March 31, 2014 will remain subject to audit under the statute of limitations by the Internal Revenue Service for a period of three (3) years from the date they are filed.

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

On October 31, 2012, the Company's Board of Directors approved the amendment of the Company's Certificate of Incorporation to change the Company's name to IC Punch Media, Inc. and to provide for a class of "blank check" preferred stock.  The Company is authorizing five hundred million (500,000,000) shares of preferred stock, par value $.00001.  The Board of Directors is expressly vested with the authority to divide any or all of the Preferred Stock into series in addition to those set forth below and to fix and determine the relative rights and preferences of the shares of each series so established, provided, however, that the rights and preferences of various series may vary only with respect to:

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

In December 2013, the Company issued 240,000,000 shares of its Series A Preferred stock to its CEO in consideration for services to the Company.  The shares were issued at $0.00001, or at a value of $2,400.

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

On March 27, 2014, a 100:1 reverse stock split approved by the Company's Board of Directors and majority stockholder on December 11, 2005 became effective.  The financial statements have been formatted to reflect the retro-application of this event.

At various times during the three month period ending March 31, 2014, the Company issued an aggregate of 5,776,250 shares in satisfaction of debt and accrued interest for a value of $23,105, or an average of $0.004 per share.

11. Related Party Transactions

Advances and Loans from Shareholder

The majority shareholder has advanced funds, since inception, for the purpose of financing working capital and product development.  As of March 31, 2014 and March 31, 2013, these advances amounted to $1,519 and $1,200, respectively.  There are no formalized agreement or repayment terms to this advance and the amount is payable upon demand.  In the absence of a formal agreement or stated interest rate, the Company is accruing interest at a minimal variable rate, currently 3%.  Management will periodically adjust the rate recognized, following guidelines of applicable federal rates of interest.

Employment Contracts

On November 18, 2005 the Company entered into an employment agreement with Steven Samblis to be our Chief Executive Officer.  The agreement provided (1) the issuance of 350 million shares of its common stock; (2) compensation to be 15% of revenues; (3) included a provision to authorize the issuance of shares to maintain majority of control; and (4) termination of agreement on November 18, 2025.   On September 23, 2011, the Company entered into an employment continuation commitment agreement with the Chief Executive Officer, who is the majority shareholder, whereby the Company's Board of Directors declared a $250,000 amount payable for a five (5) year employment commitment.  Mr. Samblis has agreed to defer the compensation as set forth in the Agreement until such time the Company has sufficient funds to cover the expense.

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

13. Subsequent Events

Subsequent to the current period ended March 31, 2014, the Company has identified the following material events:

The Company issued 6,747,222 shares of common stock in satisfaction of debt.

The Company's President returned an aggregate of 10,914,616 shares of common stock to the Company's treasury.

An aggregate of 1,531,450 shares of common stock was returned to the Company's treasury by two shareholders.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

Note Regarding Forward Looking Statements

This quarterly report on Form 10-Q of IC PLACES, INC. FKA IC PUNCH MEDIA, INC. for the period ended March 31, 2014 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties.  In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements.  Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

The following are factors that could cause actual results or events to differ materially from those anticipated, and include but are not limited to: general economic, financial and business conditions; changes in and compliance with governmental regulations; changes in tax laws; and the costs and effects of legal proceedings.

You should not rely on forward-looking statements in this quarterly report.  This quarterly report contains forward-looking statements that involve risks and uncertainties.  We use words such as "anticipates," "believes," "plans," "expects," "future," "intends," and similar expressions to identify these forward-looking statements.  Prospective investors should not place undue reliance on these forward-looking statements, which apply only as of the date of this annual report.  Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by IC PLACES, INC. FKA IC PUNCH MEDIA, INC.  For example, a few of the uncertainties that could affect the accuracy of forward-looking statements include:

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

Financial information provided in this Form 10-Q for periods subsequent to March 31, 2014 is preliminary and remains subject to audit.  As such, this information is not final or complete, and remains subject to change, possibly materially.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Three months ending March 31, 2014 as compared to March 31, 2013

The Company had $0 and $0 from advertising revenue for the three month period ended March 31, 2014 and 2013, respectively.

General and administrative expenses for the three months ended March 31, 2014 were $6,216 compared to $66,635 for the three months ended March 31, 2013. General and Administrative expenses decreased as a result of decreased travel expense and professional fees. The Company has realized a net loss from continued operations of $5,585 for the three months ended March 31, 2014 compared to a net gain of $13,192 for the three months ended March 31, 2013.  The overall increase in the Company's loss of $ 18,777 includes a sharp decrease in the gain on the change in our derivative financing offset by decreases in compensation, travel and entertainment, professional fees and interest expense.

CONTRACTUAL OBLIGATIONS

Employment Contracts

On November 18, 2005 the Company entered into an employment agreement with Steven Samblis to be our Chief Executive Officer.  The agreement provided (1) the issuance of 350 million shares of its common stock; (2) compensation to be 15% of revenues; (3) included a provision to authorize the issuance of shares to maintain majority of control; and (4) termination of agreement on November 18, 2025.   On September 23, 2011, the Company entered into an employment continuation commitment agreement with the Chief Executive Officer, who is the majority shareholder, whereby the Company's Board of Directors declared a $250,000 amount payable for a five (5) year employment commitment.  The amount has been deferred and will be ratably expensed, as compensation, over the length of the agreement. Mr. Samblis has agreed to defer the compensation as set forth in the Agreement until such time the Company has sufficient funds to cover the expense.

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

At March 31, 2014, the Company did not have adequate cash resources to meet current obligations.  Management believes that financial support from the majority shareholder to pay minimal and necessary incurred expense will allow the Company to benefit from advertising revenue streams, currently in-place, to produce the anticipated cash flow necessary to support operations.

At March 31, 2014, the Company had negative working capital of approximately $395,785 as compared to negative $413,774 at December 31, 2013.  Working capital as of both dates consisted entirely of cash, accounts receivable, and prepaid expenses, net of current liabilities.

At March 31, 2014, the Company has minimal cash and tangible assets, increasing accrued liabilities, negligible revenues, and a history of operating losses.  Absent an outside capital infusion, the Company will seek funding from traditional banking and other private sources.  There are no assurances that any manner of securities offering (debt or equity) will be successful, and the Company's revenues are inadequate to provide for the growth projected in this filing.  We may be reliant on additional shareholder contributions, including from management, to continue operations.  We are hopeful that the market awareness and financial transparency afforded through becoming a reporting company will assist us in procuring additional investment capital or loans.

As reflected in the unaudited interim financial statements as of March 31, 2014, our auditor's report included an explanatory paragraph that raise substantial doubt about the Company's ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company's ability to become profitable and or attain funding through additional sale of common stock or debt financing.  The unaudited financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Subsequent Events

Management has evaluated subsequent events through the date the financial statements were issued. Based on our evaluation the following events have occurred and require disclosure:

Subsequent to the current period ended March 31, 2014, the Company has identified the following material events:

The Company issued 6,747,222 shares of common stock in satisfaction of debt.

The Company's President returned an aggregate of 10,914,616 shares of common stock to the Company's treasury.

An aggregate of 1,531,450 shares of common stock was returned to the Company's treasury by two shareholders.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4.  Controls and Procedures

Item 4(T).  Controls and Procedures

(a) Management's Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company's internal control over financial reporting is a process designed under the supervision of the Company's Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

With respect to the period ending March 31, 2014, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures,  as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based upon our evaluation regarding the period ending March 31, 2014, the Company's management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company's limited internal resources and lack of ability to have multiple levels of transaction review.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

The Company's disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.  However, the Company's management, including its Chief Executive Officer and Chief Financial Officer, does not expect that its disclosure controls and procedures will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

(b) Changes in Internal Controls

There have been no changes in the Company's internal control over financial reporting during the period ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Not applicable.

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

                                                                                                                                                               IC PLACES, INC.,
FKA IC PUNCH MEDIA, INC.

Date: May 20, 2014                                                                                                                               By:  /s/ Steven Samblis

                                                                                                                                                               STEVEN SAMBLIS,
                                                                                                                                                              Chief Executive Officer
                                                                                                                                                               Chief Financial Officer