Form 10-Q/A
period 2014-05-23
IC Punch Media, Inc.
filed 2014-05-23
CIK 1437596

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q/A
(Amendment No. 1)

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

The number of shares of the issuer's common stock, par value $.00001 per share, outstanding as of May 19, 2014 was 31,682,427.

The purpose of this Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, filed with the Securities and Exchange Commission on May 20, 2014 (the "Form 10-Q"), is solely to furnish Exhibit 101 to the Form 10-Q. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (Extensible Business Reporting Language).

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

Item 6.  Exhibits

Exhibit Number	Description
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	Interactive Data Files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q

*    Previously filed
**  Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                                                                                             IC PUNCH MEDIA, INC.

Date: May 23, 2014                                                                                                                                              By:  /s/ Steven Samblis

                                                                                                                                                                             STEVEN SAMBLIS,
                                                                                                                                                                            Chief Executive Officer
                                                                                                                                                                             Chief Financial Officer