Form 10-Q/A
period 2013-09-30
IC Punch Media, Inc.
filed 2014-05-30
CIK 1437596

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

Delaware
(State or other jurisdiction of incorporation or organization)

42-1662836
(I.R.S. Employer Identification No.)

1211 Orange Ave., Suite 300, Winter Park, FL  32789
(Address of principal executive offices and Zip Code)

Registrant's telephone number, including area code:   (407) 442-0309

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

The number of shares of the issuer's common stock, par value $0.00001 per share, outstanding as of May 19, 2014 was 31,682,427.

The purpose of this Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013, filed with the Securities and Exchange Commission on November 19, 2013 (the "Form 10-Q"), is solely to furnish Exhibit 101 to the Form 10-Q. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (Extensible Business Reporting Language).

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

                                                                                                                                                               IC PUNCH MEDIA, INC.

Date: May 30, 2014                                                                                                                                By:  /s/ Steven Samblis

                                                                                                                                                               STEVEN SAMBLIS,
                                                                                                                                                              Chief Executive Officer
                                                                                                                                                               Chief Financial Officer