Form 10-K/A
period 2013-12-31
IC Places, Inc.
filed 2014-07-08
CIK 1437596

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

For the transition period from N/A to N/A

Commission File No. 000-53278

IC Places, Inc.
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
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer	☐	Accelerated Filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at April 21, 2013
Common stock, $0.00001 par value	44,128,053

EXPLANATORY NOTE

The purpose of this Amendment No. 2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the Securities and Exchange Commission on May 1, 2014 (the "Form 10-K/A1"), is to correct the following:

The number of preferred shares outstanding was not reflected in the financial statements or notes thereof. On December 18, 2013, the Company's Board of Directors approved the issuance of 240,000,000 shares of Series A Convertible Preferred Stock to its Chief Executive Officer. The shares were issued at $0.00001 and as a result, this amendment includes an increase to stock based compensation in the amount of $2,400.

This Amendment No. 2 to the Form 10-K continues to speak as of the original filing date of the Form 10-K, and does not reflect events that may have occurred subsequent to the original filing date.

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

IC Places was incorporated on March 18, 2005. For the years ended; December 31, 2013, 2012 and the period of March 18, 2005 (date of inception) through December 31, 2013, net losses were approximately $5,868,287, $6,219,281, and $14,204,028, respectively. We expect to experience fluctuations in future quarterly and annual operating results that may be caused by many factors, including:

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

Our executive officers, directors and principal stockholders and their affiliates own over 34.57% of the outstanding shares of Common Stock as of the date of this Registration Statement. These parties effectively control the Company and direct its affairs and have significant influence in the election of directors and approval of significant corporate transactions. The interests of these stockholders may conflict with those of other stockholders. This concentration of ownership may also delay, defer or prevent a change in control of us and some transactions may be more difficult or impossible without the support of these stockholders.

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

At the present time we have no outstanding options or warrants to purchase securities convertible into common stock.

Price Range of Common Stock

Our Common Stock is quoted on the OTC Markets OTCQB electronic quotation service under the symbol "PNCHD"

	High		Low
Fiscal Year 2013
First quarter ended March 31, 2013		$1.60		$.21
Second quarter ended June 30, 2013		$1.15		$.12
Third quarter ended September 30, 2013	$	. 30	$	. 03
Fourth quarter ended December 31,2013		$.05		$.01
Fiscal Year 2012
First quarter ended March 31, 2012		$.65		$.08
Second quarter ended June 30, 2012		$5.85		$.21
Third quarter ended September 30, 2012		$3.00		$.67
Fourth quarter ended December 31, 2012		$.90		$.22

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

Selected Financial Information:
	For the Year Ended
	Dec 31, 2013	Dec 31, 2012
	(audited)	(audited)

Revenues	$ ---	$195,082
Net Loss	(5,868,287)	(6,219,281)

Earnings per share, basic and diluted	(0.26)	(0.01)

Total Assets	$95,212	$2,887,036

Total Liabilities	501,034	788,661
Total Equity (Deficit)	(405,822)	2,098,375
Working Capital	(413,774)	(634,842)

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

Operating Expenses
Operating costs were incurred in the amount of $3,252,283 and $5,392,354 for the periods ending December 31, 2013 and 2012, respectively. The decrease was largely attributable to lower stock-based compensation expenses of $1,755,890. Administrative costs have also decreased due to decreased activity of the Company.  In the future, we anticipate greater viewership and therefore we anticipate an increase in our advertisement placement costs in the future.

Net Loss

The Company recognized net losses of $5,868,131 and $6,219,281 for the twelve months ending December 31, 2013 and 2012, respectively. At this time, normal costs of public filing and increasing advertising efforts will continue and it is not known when significant revenues will occur to off-set these expenses.

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

/s/ DKM Certified Public Accountants

DKM Certified Public Accountants

Clearwater, Florida

April 15, 2014, and for the changes mentioned in the explanatory notes on April 30, 2014 and July 8, 2014.

PCAOB Registered
AICPA Member

IC Places, Inc. (Formerly known as IC Punch Media, Inc.)
Balance Sheet

	December 31, 2013	December 31, 2012
	(restated)	(audited)

Current assets
Cash	$ ---	$1,121
Accounts receivable	3,200	6,688
Allowance for doubtful accounts	(3,200)	---
Prepaid expenses	87,260	146,010
Total current assets	87,260	153,819

Property and equipment, net of depreciation	7,952	1,341,835
Intangible assets, net of amortization	---	1,391,382
	7,952	2,733,217

Total assets	$95,212	$2,887,036

Liabilities and stockholders' deficit
Current liabilities
Bank overdraft	398	8,276
Accrued liabilities	31,150	29,339
Accrued Interest	5,736	43,154
Convertible note payable, net of discount	285,989	279,335
Derivative liability	177,761	399,566
Advances from stockholder	---	28,991
Total current liabilities	501,034	788,661

Stockholders' deficit
Preferred stock, $.00001 par value;
500,000,000 shares authorized;
240,000,000 and -0- shares outstanding	2,400	---
Common stock, $.00001 par value;
4,000,000,000 shares authorized;
31,604,333 and 12,844,523 shares outstanding	316	128
Additional paid in capital	13,795,490	10,436,698
Unearned stock based compensation	---	(2,710)
Common stock receivable	---	---
Accumulated deficit	(14,204,028)	(8,335,741)
Total Stockholders' Deficit	(405,822)	2,098,375

Total liabilities and stockholders' deficit	$95,212	$2,887,036

The accompanying notes are an integral part of these financial statements

IC PLACES, INC. (Formerly known as IC Punch Media, Inc.)
Statements of Operations

	For the twelve months	For the twelve months
	Ended	Ended
	December 31, 2013	December 31, 2012
	(restated)	(audited)

NET REVENUES	$ ---	$195,082

COST OF SERVICES	---	224,881
	---	(29,799)

OPERATING EXPENSES:
General and administrative expenses	225,460	463,829
Depreciation	1,869	147,525
Stock Compensation	3,025,110	4,781,000

Total operating expenses	3,252,439	5,392,354

OPERATING INCOME/(LOSS)	(3,252,439)	(5,422,153)

OTHER INCOME (EXPENSE):

Beneficial conversion	---	---
Loss on conversion of debt	(18,000)	---
Gain on forgiveness of debt	28,941	19,042
Interest income	1	---
Interest expense	(21,157)	(329,060)
Loan default expense	(77,750)	---
Change in derivative	135,636	(487,110)

Total other income (expense)	47,671	(797,128)

INCOME/(LOSS) FROM CONTINUING OPERATIONS	(3,204,768)	(6,219,281)

Loss on disposal of assets	(2,663,519)	---

NET LOSS	$(5,868,287)	$(6,219,281)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$(0.26)	$(0.69)

Weighted common shares outstanding
- basic and diluted	22,665,171	9,080,316

 See accompanying notes to the financial statements

IC PLACES, INC. (Formerly known as IC Punch Media, Inc.)
Statement of Changes in Stockholders' Equity

	Preferred Stock, $0.00001 Par Value			Common Stock, $0.00001 Par Value		Additional				Total
	Number of Shares	Amount		Number of Shares	Amount	Paid-in Capital	Unearned Stock Comp		Accumulated Deficit	Stockholders' Deficit
Balance, December 31, 2011	---	$	---	3,351,087	$34	$1,866,252		(35,208)	(2,116,460)	(265,382)

Deferred compensation earned in period								32,498		32,498

Debt and accrued interest converted to shares				4,895,505	49	900,991				901,040

Shares issued for acquisition of assets				1,350,000	13	2,848,487				2,848,500

Shares issued for compensation and services				2,510,000	25	4,780,975				4,781,000

Shares issued for retirement of debt				737,931	7	19,993				20,000

Net loss									(6,219,281)	(6,219,281)

Balance, December 31, 2012	---		---	12,844,523	128	10,436,698		(2,710)	(8,335,741)	2,098,375

Deferred compensation earned in period								2,710		2,710

Shares issued for compensation and services				8,500,000	85	2,969,915				2,970,000

Debt and accrued interest converted to shares				10,459,810	105	396,875				396,980

Debt conversion shares cancelled				(30,000)	(3)	(35,997)				(36,000)

Debt converted to shares				100,000	1	27,999				28,000

Preferred stock issued	240,000,000		2,400							2,400

Net loss									(5,868,287)	(5,868,287)

Balance, December 31, 2013	240,000,000		$2,400	31,604,333	$316	$13,795,490	$	---	$(14,204,028)	$(405,822)

See accompanying notes to the financial statements.

IC PLACES, INC. (Formerly known as IC Punch Media Inc.)
Statement of Cash Flows

	Dec 31, 2013		Dec 31, 2012
	(restated)		(audited)

Cash Flows from Operating Activities:
Net Loss from Operations		$(5,868,287)		$(6,219,281)

Adjustments to reconcile net loss to meet cash provided by operating activities:
Depreciation		1,869		147,525
Stock Based Compensation		2,975,110		4,781,000
Change in Derivative		135,636		487,110
Amortization of finance costs and debt discounts		98,907		329,060
Beneficial conversion		---		58,400
Gain on forgiveness of debt		(28,941)		(19,042)
Loss on conversion of debt		18,000		---
Loss on disposal of assets		2,663,519		---
Bad debt		3,200		---
Decreases (increases) in assets and liabilities:
Accounts Receivable		3,488		(4,463)
Prepaid expenses & other current assets		58,750		103,157
Change in derivative liability		(221,805)		---
Accounts payable & accrued expenses		(50,163)		49,489
Net cash (used in) provided by operations		(210,717)		(287,045)

Cash Flows from Investing Activities:
Capital Expenditures		(2,018)		(22,155)
Net cash provided by (used in) investing activities		(2,018)		(22,155)

Cash Flows from Financing Activities:
Proceeds/(repayments) from notes and loans		240,200		374,000
Stockholder advances, proceeds		12,700		121,913
Stockholder advances, repayments		(41,691)		(189,941)
Deferred financing costs		405		2,033
Net cash provided by (used in) financing activities		211,614		308,005

Net Increase (Decrease) in Cash		(1,121)		(1,195)

Cash, beginning of year		1,121		2,316

Cash, ending	$	---		$1,121

Non Cash Disclosures
Conversion of debt to equity		$396,980		$370,500
Conversion shares cancelled, re-issued		$8,000	$	---
Conversion of shareholder debt to note	$	---		$20,000
Default penalty		$77,750	$	---
Acquisition of assets	$	---		$2,848,500

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

Earnings (Loss) Per Share

Basic earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares outstanding during the year. Diluted earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares. There are no options or warrants outstanding, however, the Company has 240,000,000 Series A Preferred shares outstanding which are convertible to common shares at the rate of 10:1 and the Company has convertible notes payable which are considered to be common stock equivalents at the date of their maturity (when available to convert). As of December 31, 2013 and 2012, there are potential share equivalents based on conversion options associated with our debt instruments, however, due to net operating losses sustained anti-dilution issues are not applicable.

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

5. Correction of error, restatement of financial statements

The number of preferred shares outstanding as of the date of the filing of the original 10K did not correctly reflect the amount of preferred shares outstanding, as reflected in the table below.

	As originally reported	As restated
Number of the Issuer's Preferred Stock outstanding	---	240,000,000

Depreciation expense and accumulated depreciation was not presented correctly in Amendment No. 1, as filed on May 1, 2014.  This Amendment No. 2 accurately reflects the reconciled amounts.

Restatement

The original 10K, as filed on April 15, 2014 has been amended to correct the following:

•	Depreciation expense was over-stated for the period.
•	Stock compensation expense was under-stated by the amount of preferred shares issued .

The table below reflects the resulting effect to the financial statements.

December 31, 2013
	As originally filed		Amendment No.1		As Restated, May 1, 2014		Amendment No.2		Restated Actual
Balance Sheet (Extract)			Adjustment				Adjustment
Assets
Fixed assets, net of deprec		$6,508		$(2,027)	$	*8,108		$(156)	$7,952
Stockholders’ deficit
Preferred stock	$	---	$	---	$	---		$2,400	$2,400
Common stock		$316	$	---		$316	$	---	$316
Additional paid in capital		$13,795,490	$	---		$13,795,490	$	---	$13,795,490
Accumulated deficit		$(14,203,435)		$(2,027)		$(14,201,472)		$(2,400)	$(14,203,872)
Total Stockholders’ Deficit		$(407,629)		$(2,027)		$(405,666)	$	---	$(405,666)
Total Liabilities & Equity		$93,405		$(2,027)		$95,368	$	---	$95,368

Statement of Operations (Extract)
General & administrative		$225,396		$64		$225,460	$	---	$225,460
Depreciation		$4,584		$(2,871)		$1,713		$156	$1,869
Stock compensation		$3,022,710	$			$3,022,710		$(2,400)	$3,025,110
Loss on disposal of assets		$2,662,675		$844		$2,663,519	$	---	$(2,663,519)
Net Loss		$(5,867,694)		$(1,963)		$(5,865,731)		$2,400	$(5,868,131)

*Footnote 5, Amendment No. 1 – Adjustment and restated amount did not foot properly in the table or reconcile to the balance sheet.

6. Property and Equipment

	December 31, 2013	December 31, 2012
	(audited)	(audited)
Office Furniture	$10,570	$10,571
Film Library	---	650,000
Satellite Equipment	---	18,000
Computer Equipment	2,018	517,983
Software	---	269,566
	12,588	1,466,121
Less Accumulated Depreciation	(4,636)	(124,285)
Property and Equipment, net	$7,952	$1,341,835

Depreciation expense was $1,869 and $147,525 for the twelve months ended December 31, 2013 and 2012, respectively.

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

The Company has not recognized an income tax benefit for the year based on uncertainties concerning its ability to generate taxable income in future periods. The Company has available net operating loss carry-forwards for financial statement and federal income tax purposes. These loss carry-forwards expire if not used within 20 years from the year generated. The Company's management has decided a valuation allowance is necessary to reduce any tax benefits to zero because the available benefits are more likely than not to expire before they can be used. The tax based accumulated deficit creates tax benefits in the amount of $4,971,355 from inception through December 31, 2013.

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

Effective December 5, 2013, the Company's Board of Directors approved an amendment to certain relative rights and preferences of the "Series A Convertible Preferred Stock" established on October 31, 2012. The Amended Certificate of Designations provides that the authorized Series A Convertible Preferred Stock will be increased to 500,000,000 shares with each share having ten (10) votes.  The Company’s Series A Convertible Preferred Stock is convertible into common shares at a rate of 10:1.

On December 18, 2013, the Company's Board of Directors approved the issuance of 240,000,000 shares of Series A Convertible Preferred Stock to its Chief Executive Officer.  The shares were issued at $0.00001, a value of $2,400.

Effective on or about March 26, 2014, the Company's Board of Directors and majority stockholder approved a 100:1 reverse stock split.  The financial statements included in this Form 10-K have been formatted to reflect the retro-application of this event.  The split is not applicable to the Company’s Series A Preferred stock.

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

12. Commitments and Contingencies

The Company entered into an agreement for office and studio space for a twelve-month period, beginning in January 2010 and expiring in February 28, 2011.  Pursuant to the terms of the Lease Agreement, the Company has the option of renewing the lease for additional 6-month terms. In October 2013, the Company provided notice of non-renewal and is no longer obligated under the terms of the lease as of December 31, 2013.

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

Code of Ethics

We have adopted a code of ethics as of December 31, 2006 that applies to our principal executive officer, principal financial officer, and principal accounting officer as well as our employees. Our standards are in writing and are to be posted on our website at a future time. The following is a summation of the key points of the Code of Ethics we adopted:

☐	Honest and ethical conduct, including ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
☐
Full, fair, accurate, timely, and understandable disclosure reports and documents that a small business issuer files with, or submits to, the Commission and in other public communications made by our Company;

☐	Full compliance with applicable government laws, rules and regulations;
☐	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and
☐	Accountability for adherence to the code.

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

ITEM 11. EXECUTIVE COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended December 31,2013 and 2012 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Comp ($)	Non-Qualified Deferred Comp Earnings ($)	All Other Comp ($)	Total ($)
Steven Samblis, President, Chief Executive Officer and Chairman	2013 2012 2011 2010 2009	72,528 8,200 -0- -0- -0-	-0- -0- -0- -0- -0-	2,400 -0- -0- -0- -0-	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-	74,928 8,200 -0- -0- -0-

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

On December 18, 2013, the Company's Board of Directors approved the issuance of 240,000,000 shares of Series A Convertible Preferred Stock to its Chief Executive Officer. The Company’s Certificate of Designations provides that each share of Series A Convertible Preferred shall have ten (10) votes to each common share and are convertible into Common Stock at a rate of 1 for 10 shares.

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

☐	approved by our audit committee; or

☐
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

IC Places, Inc. (fka IC PUNCH MEDIA, INC)

Dated: July 8, 2014	By:	/s/ Steven Samblis
Steven Samblis
Chief Executive Officer

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

Name	Title	Date

/s/ Steven Samblis	Director, Chairman,	July 8, 2014
Steven Samblis	Chief Executive Officer

/s/ Steven Samblis	Chief Financial Officer	July 8, 2014
Steven Samblis