Form 10-Q
period 2014-06-30
IC Places, Inc.
filed 2014-09-12
CIK 1437596

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014.

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________.

Commission file number 000-53278

IC PLACES, INC.

FKA IC PUNCH MEDIA, INC.

(Name of small business issuer in its charter)

Delaware	42-1662836
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3915 San Fernando Rd. Glendale, California 91204

(Address of principal executive offices and Zip Code)

Registrant’s telephone number, including area code:   323-362-2428

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐  (Do not check if a smaller reporting company)

Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐   No ☒

The number of shares of the issuer’s common stock, par value $.00001 per share, outstanding as of September 12, 2014 is 605,091,318.

Part I.  Financial Information

Item 1.  Financial Statements.

IC PLACES, INC.

FKA IC PUNCH MEDIA, INC.

BALANCE SHEET

(unaudited)

	June 30, 2014 (unaudited)	December 31, 2013 (restated)
Current Assets
Cash	$15,954	$	---
Prepaid expenses	112,500		87,260

Total Current Assets	128,454		87,260

Fixes assets, net of depreciation	7,011		7,952

TOTAL ASSETS	$135,465		$95,212

Current Liabilities
Accrued Liabilities	38,932		36,886
Bank overdraft	697		398

Convertible notes payable, net of discount $89,444 and $35,412, respectively	305,865		285,989
Derivative liability	614,971		177,761
Total Current Liabilities	960,465		501,034

Stockholders' Deficit

Preferred stock, $.00001 par value, 500,000,000 shares authorized, 240,000,000 and 240,000,000 shares issued, respectively	2,400		2,400

Common stock, $.00001 par value, 4,000,000,000 shares authorized, 57,759,056 and 31,604,333 shares issued, respectively	578		316
Paid-in capital	13,895,428		13,795,490
Accumulated deficit	(14,723,406)		(14,204,028)
Total Stockholders' Equity	(825,000)		(405,822)

TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	$135,465		$95,212

See notes to financial statements.

IC PLACES, INC.

FKA IC PUNCH MEDIA, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2014		2013		2014		2013

Revenue	$	---	$	---	$	---	$	---

Expenses:
General and administrative		36,059		56,247		42,277		122,882
Depreciation & amortization		470		1,875		941		3,021
Stock compensation		37,249		21,000		49,749		36,210
Operating Loss		(73,778)		(79,122)		(92,967)		(162,113)

Other income & (expense)
Change in derivative		(222,133)		(48,464)		(204,562)		55,452
Interest expense		(222,320)		(128,405)		(226,290)		(136,138)
Total other income/(expense)		(444,453)		(176,869)		(430,852)		(80,686)

Net loss from continued operations		$(518,231)		$(255,991)		$(523,819)		$(242,799)

Gain/(loss) on disposal of assets (net of tax)		4,441		586,268		4,441		(522,409)

Net Income (Loss)		$(513,790)		$330,277		$(519,378)		$(765,208)
Net Income Loss Per Share
Net income (loss) available to common shareholders per share:
Basic:
Loss from continuing operations		$(0.01)		(0.01)		(0.01)		(0.01)
Income (loss) from discontinued operations		-		0.03		-		(0.03)
Net loss		$(0.01)		0.02		(0.01)		(0.04)
Diluted:
Loss from continuing operations		$(0.01)		-		(0.01)		(0.01)
Income from discontinued operations		-		0.01		-		(0.03)
Net income		$(0.01)		-		(0.01)		(0.04)
Weighted average number of common shares outstanding:
Basic		39,849,965		19,106,807		36,854,450		19,106,807
Diluted		39,849,965		111,668,235		36,854,450		19,106,807

See notes to financial statements.

IC PLACES, INC.

FKA IC PUNCH MEDIA, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2014	2013
Cash Flows from Operating Activities
Net income/(loss) from operations	$(519,378)	$(765,208)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Adjustments for charges not requiring outlay of cash:
Depreciation	941	3,021
Excess fair market value of derivatives at issuance	153,998	---
Change in derivative	204,562	(55,452)
Amortization of debt discount	78,416	210,390
Amortization of prepaid compensation	12,500	---
Common stock issued as compensation and for expenses	24,751	36,210
(Gain)/loss on disposal of assets	(4,441)	522,409
Changes in operating assets and liabilities:
(Increase)/decrease in accounts receivable	---	---
(Increase)/decrease in prepaid expenses and other assets	(37,740)	13,229
Increase/(decrease) in accounts payable and accrued expenses	1,648	14,480
Net cash (used in) continuing operating activities	(84,743)	(20,921)
Net cash (used in) discontinued operations	---	(28,178)

Net cash (used in) operating activities	(84,743)	(49,099)

Cash Flows from Investing Activities
Purchase of fixed assets	---	(2,082)
Net cash (used in) investing activities	---	(2,082)

Cash Flows from Financing Activities
Bank overdraft	697	---
Proceeds/(repayments) from loans and notes, net	100,000	76,000
Shareholder advances/(repayments)	---	742
Net cash provided by financing activities	100,697	76,742

Net change in cash	15,954	25,561
Cash at beginning of period	---	---
Cash at end of period	$15,954	$25,561

Supplemental Disclosures of Cash Flow Information:
Conversion of debt to equity	$45,040	$144,000
Derivative Liability recorded as debt discount	113,500	--
Reclassification of derivative to APIC	34,850	--

See notes to financial statements.

IC PLACES, INC.

FKA IC PUNCH MEDIA, INC.

Notes to the Financial Statements

June 30, 2014 and 2013

(Unaudited)

1. Background Information

IC Places, Inc. ("The Company") was formed on March 18, 2005 as a Delaware Corporation and was based in Celebration, Florida. The Company engaged in the ownership and operation of a network of city-based websites for use by business and vacation travelers as well as local individuals. The Company's www.icplaces.com websites provide local information about hotels, restaurant dining, golf courses, discount event tickets, discount car rentals, discount airfare, and attraction tickets.

On July 10, 2012, IC Places, Inc. ("the Company" or "Buyer") entered into an Asset Purchase Agreement with Punch Television Network (“Punch TV", "Seller"). Through the agreement, the Buyer has acquire substantially all of the assets, tangible and intangible, owned by Seller that are used in, or necessary for the conduct of, its Television Network business, including, without limitation: (i) the Station Licenses, subject to any obligations contained in disclosed license agreements and all related intellectual property; (ii) the fixed assets of Seller; (iii) any and all customer lists; and (iv) the goodwill associated therewith, all free and clear of any security interests, mortgages or other encumbrances. The aggregate consideration for the assets and business was 13,500,000 shares of restricted common shares of PNCH Stock.

Punch TV is an African American network that includes new programming. Punch TV Network differs from current "African American" television that uses research-driven approaches to target African Americans audiences; Punch TV was designed to deliver entertainment to multicultural audiences. Punch TV represents a Multi-Media experience that satisfies and excites viewers.

Effective May 14, 2013, the Company rescinded the Punch Television Network Agreement and all associated employment agreements and the entire transaction has been cancelled by mutual agreement of both parties. Joseph Collins resigned as President and Director as result of the rescission of the Punch Television Network Agreement. Of the shares 15,000,000 restricted common shares issued to Collins for his employment agreement and 13,500,00 restricted common shares issued to purchase the assets of Punch TV, 13,000,00 shares remain outstanding, 15,500,000 were returned to the Company.

In September 2013, the Company announced that it will begin broadcasting Drive-In TV (Formerly VU Television), the first 24/7 video network launched by IC Punch Media, Inc. Drive-In TV takes you back to a time when movies did not have to work so hard to be entertaining. The network takes you to a time when millions of families and crazy kids spent their Friday nights excited to find out what was in store for them at the Drive-in theater. Drive-In TV follows the classic Drive-In Theater formula. Complete with a sword wielding serial killers¸ Kung Foo Masters, plenty of space men, bumbling gum shoe type detectives and a string of cute¸ albeit ditzy female victims and their jock or nerd boyfriends. Drive in TV is classic, predictable and entertaining up until the end TV.

The network is available free of charge on FilmOn.com, icplaces.com and via the FilmOn mobile app on all iPhone and Android devices as well as several set top devices. Drive-In TV is one of the first 24/7 networks launched exclusively, and in partnership with FilmOn through the FilmOn platform, and is focused on tapping into this highly profitable 18-34 viewer market which is harder to reach through traditional TV. Under the partnership, FilmOn offers VU Television full access to its cutting edge broadcast platform and wide bandwidth pipeline. Drive-In TV uses the platform to program and broadcast its network 24/7 in a day parted format. While FilmOn will cover the broadcasting costs, the Company will handle all aspects of running the network and then the two companies will share the advertising revenues on the initial pre-roll ad when a viewer loads the player the first time.

In 2013, the Company entered into an agreement to manage the assets of Imagination TV. Imagination TV is a 24/7 day parted Television Network built around the World's most fascinating Motivators, Educators and Authors, delivering programing geared to Inspire, Motivate and Entertain our audience.

In March of 2014, the Company moved it’s headquarters to Empire Media Center in Glendale California.

On December 11, 2013, in accordance with the relevant sections of the Delaware General Corporation Law, the Company's Board of Directors approved the amendment of the Company's Certificate of Incorporation to change the Company's name to “IC Places, Inc”.

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

Basis of Presentation

The following (a) condensed balance sheet as of December 31, 2013, which has been derived from audited financial statements, and (b) the unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K/A Amendment No. 2 filed with the SEC on July 8, 2014. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for future quarters or for the full year. Notes to the condensed financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2013 as reported in the Form 10-K/A have been omitted.

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

The Company's balance sheets include the following financial instruments: cash, accounts receivable, accrued liabilities, convertible notes payable and derivative liabilities. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

The Company’s derivative liabilities consist of price protection features for embedded conversion features on debt which are carried at fair market value, and are classified as Level 3 liabilities. The Company uses the Black-Scholes-Merton option pricing model to determine the fair market value of those instruments (see Note 8).

Property and Equipment

Property and equipment is stated at cost. Depreciation is computed by the straight-line method over estimated useful lives (3-7 years). The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of property and equipment existed at June 30, 2014.

Long-lived assets such as property, and equipment are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset. The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate that commensurate with the risk associated with the recovery of the assets. We did not recognize any impairment losses for any periods presented.

Related Parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Share-based Compensation

All share-based payments to employees, including grants of Common stock to be recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). The Company had no common stock options granted or outstanding for all periods presented.

Advertising Costs

The costs of advertising are expensed as incurred. Advertising expense was $0 and $2,726 for the three month period ended June 30, 2014 and 2013, respectively. Advertising expense was $0 and $3,131 for the six months ended June 30, 2014 and 2013, respectively.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares outstanding during the year. Diluted earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares. There are no options or warrants outstanding, however, convertible notes payable are considered to be common stock equivalents, at the date they are available to convert. As of June 30, 2014, there are potential share equivalents based on conversion options associated with our debt instruments and preferred stock, however, due to net operating losses sustained anti-dilution issues are not applicable, except for the three months ended June 30, 2013.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the related notes at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include, but are not limited to: valuation of share-based transactions, valuation of derivative liabilities and valuation of deferred tax assets. We based our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about carrying values of assets and liabilities that are not readily apparent from other sources.

Actual results could differ from those estimates.

Deferred Financing Costs, net

Costs with respect to the issuance of common stock, or debt instruments by the Company are initially deferred and ultimately offset against the proceeds from such equity transactions or amortized as debt discount over the term of any debt funding, if successful, or expensed if the proposed equity or debt transaction is unsuccessful.

Conventional Convertible Debt

The Company records conventional convertible debt in accordance with ASC Topic 470-20, “Debt with Conversion and Other Options.”   Conventional convertible debt is a financial instrument in which the holder may only realize the value of the conversion option by exercising the option and receiving the entire proceeds in a fixed number of shares or the equivalent amount of cash. Conventional convertible debt with a non-detachable conversion feature that does not contain a cash settlement option, and is not accounted for as a derivative, is recorded as a debt instrument in its entirety.

Derivatives Liabilities, Beneficial conversion features and Debt Discounts

The Company evaluates stock options, stock warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under the relevant sections of ASC Topic 815-40, “Derivative Instruments and Hedging: Contracts in Entity’s Own Equity”. The result of this accounting treatment could be that the fair value of a financial instrument is classified as a derivative instrument and is marked-to-market at each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or other expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Financial instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815-40 are reclassified to a liability account at the fair value of the instrument on the reclassification date.

If a conversion feature of conventional convertible debt is not accounted for as a derivative instrument and provides for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (“BCF”). A BCF is recorded by the Company as a debt discount. The convertible debt is recorded net of the discount related to the BCF. The Company amortizes the discount to interest expense over the life of the debt using the straight-line method which approximates the effective interest rate method.

Equity Instruments Issued to Non-Employees for Acquiring Goods or Services

Issuances of the Company’s common stock or warrants for acquiring goods or services are measured at the fair value of the consideration or the fair value of the equity instruments issued, whichever is more reliably measurable. The measurement date for the fair value of the equity instruments issued to consultants or vendors is determined at the earlier of (i) the date at which a commitment for performance to earn the equity instruments is reached (a “performance commitment” which would include a penalty considered to be of a magnitude that is sufficiently large disincentive for non-performance) or (ii) the date at which performance is complete. When it is appropriate for the Company to recognize the cost of a transaction during the financial reporting periods prior to the measurement date, for purposes of recognition of costs during those periods, the equity instrument is measured at the then-current fair values at each of those interim financial reporting dates.

Correction of an Error in Previously Issued Financial Statements

The Company follows guidance under ASC 250-10-45-23 for reporting any error in the financial statements of a prior period discovered after the financial statements are issued or are available to be issued. The current comparative statements as presented reflect the retroactive application of any error corrections. Those items that are reported as error corrections in the Company’s restatements of net income and retained earnings, as well as other affected balances for all periods reported there-in, are disclosed in Note 5 of the footnotes to the financial statements presented herein.

3. Going Concern

The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.

The Company incurred a net loss for the six months ended June 30, 2014. As of June 30, 2014, the Company had minimal cash with which to satisfy any future cash requirements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company depends upon capital to be derived from future financing activities such as subsequent offerings of its common stock or debt financing in order to operate and grow the business. There can be no assurance that the Company will be successful in raising such capital. The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company's business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to build and maintain websites and to provide services and support to its customers and users. There may be other risks and circumstances that management may be unable to predict.

The unaudited financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

4. Recently Issued Accounting Pronouncements

In June 2014 the FASB issued ASU 2014-10 regarding development stage entities. The ASU removes the definition of development stage entity, as was previously defined under generally accepted accounting principles in the United States (U.S. GAAP), from the accounting standards codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP.

In addition, the ASU eliminates the requirements for development stage entities to (i) present inception-to-date information in the statement of income, cash flow and stockholders' equity, (ii) label the financial statements as those of a development stage entity, (iii) disclose a description of the development stage activities in which the entity is engaged, and (iv) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.

The Company has chosen to early adopt the ASU for the Company’s financial statements as of June 30, 2014.  The adoption of this ASU impacted the Company’s reporting by eliminating the requirement to report inception to date financial information and describe the Company as a development stage company as previously required. Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

5. Correction of error, restatement of financial statements

The Company’s net loss for the three and six month’s period ended June 30, 2014 included a reduction of expenses of approximately $50,000 as a result of the Company correcting amortization of prepaid stock compensation in the year ended December 31, 2012. This correction resulted in reduced general and administrative expense of approximately $50,000. This error was not considered material to prior periods, individually, or in the aggregate, and was not considered material to the three and six month periods ended June 30, 2014. These errors did not impact debt covenant compliance not operating results or earnings (loss) per share. Therefore, these items were corrected in the current period.

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

Restatement

The prior period amounts included on the Balance Sheet for the period ending December 31, 2013 have been restated to reflect the amount of preferred shares outstanding as well as an error in depreciation for the period.

The table below reflects the resulting effect to the financial statements.

December 31, 2013
	As Previously Reported		Adjustment		As Restated
Balance Sheet (Extract)
Fixed assets, net of depreciation		$8,108		$(156)	$7,952
Stockholders’ deficit
Series A Preferred stock	$	---		$2,400	$2,400
Common stock		$316	$	---	$316
Paid in capital		$13,795,490	$	---	$13,795,490
Accumulated deficit		$(14,201,472)		$(2,556)	$(14,204,028)
Total Stockholders’ Deficit		$(405,666)		$(156)	$(405,822)
Total Liabilities & Equity		$95,368		$(156)	$95,212

Statement of Operations (Extract)
Depreciation		$1,713		$156	$1,869
Stock Compensation		$3,022,710		$2,400	$3,025,110
Net Loss		$(5,865,885)		$(2,400)	$(5,868,287)

The Company determined that the accumulated depreciation and related depreciation expense was previously understated by $156.

The Company determined that the preferred stock based compensation paid out as per the majority shareholder’s employment agreement in the amount of $2,400 had previously not been recognized.

6. Property and Equipment

	June 30, 2014	December 31, 2013
	(unaudited)	(restated)
Office Furniture	$10,571	$10,571
Computer Equipment	2,018	2,018
	12,589	12,589
Less accumulated depreciation	(5,578)	(4,637)
Property and equipment, net	$7,011	$7,952

Depreciation expense was $471 and $1,146 for the three months ended June 30, 2014 and 2013, respectively.

Depreciation expense was $941 and $3,021 for the six months ended June 30, 2014 and 2013, respectively.

7. Notes Payable

Convertible Notes Payable

Convertible notes have been issued at various times to a third party lender. The convertible notes mature within 9 months from the date of issuance, accrue interest at a rate at 8% per year, and are convertible at the option of the note holder into shares of common stock at a 50-65% discount of the 10 day trailing trading price of the stock value.

To properly account for the convertible note payable, the Company performed a detailed analysis to obtain a thorough understanding of the transaction. The Company reviewed ASC Topic 815, to identify whether any equity-linked features in the original issue discount convertible notes are freestanding or embedded. The Company determined that there were no free standing features. The convertible notes payable was then analyzed in accordance with Topic 815 to determine if the embedded conversion feature should be bifurcated and accounted for at fair value and remeasured at fair value in income. Due to the variable number of shares that could be issued, the Company determined that the embedded conversion feature did meet the requirements for bifurcation pursuant to Topic 815. As a result the Company recognized a derivative liability at fair value on the date of issuance and at each reporting date.

During 2014, $45,040 of principal and accrued interest was converted into 34,850,789 shares of common stock.

The outstanding balance at June 30, 2014 and December 31, 2013 was $135,710 and $171,250, respectively. The unamortized discount at June 30, 2014 and December 31, 2013 was $87,397 and $32,861, respectively.

Interest expense for the three month period ended June 30, 2014 and 2013 was $3,028 and $2,849, respectively.

Interest expense for the six month period ended June 30, 2014 and 2013 was $6,606 and $9,304, respectively.

The Company amortized debt discount for the three month period ended June 30, 2014 and 2013 was $32,037 and $118,599, respectively.

The Company amortized debt discount for the six month period ended June 30, 2014 and 2013 was $57,464 and $23,130, respectively.

On September 23, 2011, the Company issued a convertible note to a third party for $155,600. The convertible notes have no maturity date, accrue interest at 2% per year, and convertible at the option of the note holder into shares of common stock at a 50% discount of the trading price of the stock value.

To properly account for the convertible note payable, the Company performed a detailed analysis to obtain a thorough understanding of the transaction. The Company reviewed ASC Topic 815, to identify whether any equity-linked features in the original issue discount convertible notes are freestanding or embedded. The Company determined that there were no free standing features. The convertible notes payable was then analyzed in accordance with Topic 815 to determine if the embedded conversion feature should be bifurcated and accounted for at fair value and remeasured at fair value in income. Due to the variable number of shares that could be issued, the Company determined that the embedded conversion feature did meet the requirements for bifurcation pursuant to Topic 815. As a result the Company recognized a derivative liability at fair value on the date of issuance and at each reporting date.

The outstanding balance at June 30, 2014 and December 31, 2013 was $155,600, respectively. The unamortized discount at June 30, 2014 and December 31, 2013 was $0 and $0, respectively.

Interest expense for the three month ended June 30, 2014 and 2013 was $776 and $0, respectively.

Interest expense for the six month ended June 30, 2014 and 2013 was $1,543 and $0, respectively.

On May 14, 2014, the Company issued a convertible note to a third party for $32,000. The convertible note mature one year from the date of issuance, accrues interest at 8% per year, is convertible at the option of the note holder into share of common stock at a 45% of the 15 day trailing trading price of the stock value, and can be repaid within 180 days at 150% of face amount of the convertible note.

To properly account for the convertible note payable, the Company performed a detailed analysis to obtain a thorough understanding of the transaction. The Company reviewed ASC Topic 815, to identify whether any equity-linked features in the original issue discount convertible notes are freestanding or embedded. The Company determined that there were no free standing features. The convertible notes payable was then analyzed in accordance with Topic 815 to determine if the embedded conversion feature should be bifurcated and accounted for at fair value and remeasured at fair value in income. Due to the variable number of shares that could be issued, the Company determined that the embedded conversion feature did meet the requirements for bifurcation pursuant to Topic 815. As a result the Company recognized a derivative liability at fair value on the date of issuance and at each reporting date.

The outstanding balance at June 30, 2014 and December 31, 2013 was $32,000 and $0, respectively. The unamortized discount at June 30, 2014 and December 31, 2013 was $28,055 and $0, respectively.

Interest expense for the three month ended June 30, 2014 and 2013 was $316 and $0, respectively.

Interest expense for the six month ended June 30, 2014 and 2013 was $316 and $0, respectively.

The Company amortized debt discount for the three month ended June 30, 2014 and 2013 was $3,945 and $0, respectively.

The Company amortized debt discount or the six month ended June 30, 2014 and 2013 was $3,945 and $0, respectively.

Original Issue Discount Convertible note payable

On April 4, 2014, the Company issued an original issue discount convertible note payable to a third party for $25,000. The note matures 6 months from the date of issuance, and is convertible at the option of the note holder into shares of common stock at a 42% discount from the lowest intra-day trading price 10 days prior to conversion.

To properly account for the original issue discount convertible note payable, the Company performed a detailed analysis to obtain a thorough understanding of the transaction. The Company reviewed ASC Topic 815, to identify whether any equity-linked features in the original issue discount convertible notes are freestanding or embedded. The Company determined that there were no free standing features. The convertible notes payable was then analyzed in accordance with Topic 815 to determine if the embedded conversion feature should be bifurcated and accounted for at fair value and remeasured at fair value in income. Due to the variable number of shares that could be issued, the Company determined that the embedded conversion feature did meet the requirements for bifurcation pursuant to Topic 815. As a result the Company recognized a derivative liability at fair value on the date of issuance and at each reporting date.

The outstanding balance at June 30, 2014 and December 31, 2013 was $22,000 and $0, respectively.

Interest expense for the three month ended June 30, 2014 and 2013 was $0 and $0, respectively.

Interest expense for the six month ended June 30, 2014 and 2013 was $0and $0, respectively.

The Company amortized debt discount for the three month ended June 30, 2014 and 2013 was $11,885 and $0, respectively.

The Company amortized debt discount or the six month ended June 30, 2014 and 2013 was $11,885 and $0, respectively.

On June 12, 2014, the Company issued an original issue discount convertible note payable to a third party for $50,000. The note matures 6 months from the date of issuance, and is convertible at the option of the noteholder into shares of common stock at a fixed discount of .00005. However, if the Company’s share price, at any time before June 12, 2015 loses the bid, then the fixed conversion price resets to .00001. If the Company gets a “DTC chill”, any time before June 12, 2015, then the discount is reset to 65% off the low of the previous 5 trading days.

To properly account for the original issue discount convertible note payable, the Company performed a detailed analysis to obtain a thorough understanding of the transaction. The Company reviewed ASC Topic 815, to identify whether any equity-linked features in the original issue discount convertible notes are freestanding or embedded. The Company determined that there were no free standing features. The convertible notes payable was then analyzed in accordance with Topic 815 to determine if the embedded conversion feature should be bifurcated and accounted for at fair value and remeasured at fair value in income. Due to the variable number of shares that could be issued, the Company determined that the embedded conversion feature did meet the requirements for bifurcation pursuant to Topic 815. As a result the Company recognized a derivative liability at fair value on the date of issuance and at each reporting date.

The outstanding balance June 30, 2014 and December 31, 2013 was $50,000 and $0, respectively.

Interest expense for the three month ended June 30, 2014 and 2013 was $0 and $0, respectively.

Interest expense for the six month ended June 30, 2014 and 2013 was $0 and $0, respectively.

The Company amortized debt discount for the three month ended June 30, 2014 and 2013 was $5,122 and $0, respectively.

The Company amortized debt discount or the six month ended June 30, 2014 and 2013 was $5,122 and $0, respectively.

8. Derivative Liabilities

The Company determined that the embedded conversion features in the convertible notes payable resulted in a potential variable number of shares. Due to the variable number of shares that could be issued, the Company determined that the embedded conversion features were derivatives. As a result, the Company recoginzed a derivative liability at fair value on the date of issuance and at each reporting date.

The Company used the binomial pricing model and assumptions that consider, among other factors, the fair value of the underlying stock, risk-free interest rate, volatility, expected life and dividend rates in estimating fair value for the warrants considered to be derivative instruments.  As of June 30, 2014, the underlying assumptions were used to compute the derivative laibility:

Risk-free interest rate	0.04% - 0.10%
Expected dividend yield	0.00%
Expected term (in years)	.0.5 - 1.0
Expected volatility	130% - 690%

Changes in fair value of the derivative financial instruments are recognized in the statement of operations as a derivative gain or loss and are included in other income (expense). The warrant derivative gains (losses) are non-cash income (expenses); and for the three month and six month periods ended June 30, 2014 related derivative gain or loss is included in other income (expense) in the statement of operations.

 Changes in the derivative warrant liability for the three and six month periods June 30, 2014 are as follows:

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Balance at beginning period	$131,072	$177,761
Fair value of embedded conversion features	296,616	267,498
Reclassification of derivative liabilities to APIC	(34,850)	(34,850)
Increase (decrease) in the fair value of warrant liability	222,133	204,562
Balance at end of period	614,971	614,971

10. Equity

Preferred Stock

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

Our board of directors has authorized 240,000,000 shares of Series A Convertible Preferred Stock (“Series A”). Except as otherwise provided in the Certificate of Designation of the Series A (the “Designation”) or our by-laws, each holder of shares of Series A shall have voting rights equal to 10 shares of common stock. The holders of Series A are entitled to receive dividends when, and if, declared by the board.

At June 30, 2014, the Series A is convertible at any time and from time to time after the issue date at the holder’s option at a rate of 10 shares of Series A for 1 share of common stock. As of September 11, 2014, per amendment 2 to Series A this provision has been changed where as reverse stock splits do not change Preferred share holdings.

The conversion price of the Series A Preferred (the “Conversion Price”) shall be proportionately reduced for a stock dividend, stock split, subdivision , combination or similar arrangements.

The holders of Series A will receive an amount per share equal of (i) $1.00, adjusted for any recapitalization, stock combinations, stock dividends, stock options and the like with respect to such shares, plus and accumulated but unpaid dividends, and (ii) the amount such holder would receive if such holder has converted its shares of SeriesA to common stock, subject to but immediately prior to such holder has converted its shares of Series A to common stock, subject to but immediately prior to such Liquidation (the “Liquidation Preference”). The Liquidation Preference was $240,000,000 at June 30, 2014 and December 31, 2013.

Common Stock

The Company, pursuant to its 2010 Equity Compensation Plan, which has been approved by the Company's Board of Directors, as filed with the Securities and Exchange Commission on February 26, 2010, will issue up to 25,000,000 shares of common stock. The 2010 Equity Compensation Plan is hoped to further provide a method whereby the Company's current employees and officers and non-employee directors and consultants may be stimulated and allow the Company to secure and retain highly qualified employees, officers, directors and non-employee directors and consultants. As of June 30, 2014 and December 31, 2013, the outstanding number of shares was 25,000,000.

On March 27, 2014, a 100:1 reverse stock split approved by the Company's Board of Directors and majority stockholder on December 11, 2005 became effective.  The financial statements have been formatted to reflect the retro-application of this event.

On May 7, 2014, the Company’s President returned an aggregate of 10,914,616 shares of common stock to the Company’s treasury at par value or $0.0001 per share.

On May 7, 2014, an aggregate of 1,531,450 shares of common stock was returned to the Company’s treasury by two shareholders for a value of $4,441 or $0.016 per share. The shares outstanding were related to an acquisition that was rescinded by both parties. As a result, the Company has recorded the value of the shares returned as a gain on the disposal of assets.

On June 2, 2014, the Company issued an aggregate of 3,750,000 common shares to consultants as compensation for services provided. The stock was valued at approximately $24,750 or $0.0066 per share.

At various times during the six month period ending June 30, 2014, the Company issued an aggregate of 34,850,789 shares in satisfaction of debt and accrued interest for a value of $45,040, or an average of $0.0013 per share.

11. Related Party Transactions

Employment Contracts

On November 18, 2005 the Company entered into an employment agreement with Steven Samblis to be our Chief Executive Officer.  The agreement provided (1) the issuance of 35 million shares of its common stock; (2) compensation to be 15% of revenues; (3) included a provision to authorize the issuance of shares to maintain majority of control; and (4) termination of agreement on November 18, 2025.  On September 23, 2011, the Company entered into an employment continuation commitment agreement with the Chief Executive Officer, who is the majority shareholder, whereby the Company’s Board of Directors declared a $250,000 amount payable for a five (5) year employment commitment.  The amount has been deferred and will be ratably expensed, as compensation, over the length of the agreement. Mr. Samblis has agreed to defer the compensation as set forth in the Agreement until such time the Company has sufficient funds to cover the expense.

Advances and Loans from Shareholder

The majority shareholder has advanced funds, since inception, for the purpose of financing working capital and product development.  As of June 30, 2014 and June 30, 2013, these advances amounted to $0 and $1,200, respectively.  There are no formalized agreement or repayment terms to this advance and the amount is payable upon demand.  In the absence of a formal agreement or stated interest rate, the Company is accruing interest at a minimal variable rate, currently 3%.  Management will periodically adjust the rate recognized, following guidelines of applicable federal rates of interest.

12. Commitments and Contingencies

From time to time, the Company may be a party to litigation matters involving claims against the Company. Management believes that there are no current matters that would have a material effect on the Company's financial position or results of operations. Management has considered all events subsequent to the balance sheet through the date that these financial statements were available, which is the date of our filing with the SEC.

13. Subsequent Events

Subsequent to the current period ended June 30, 2014, the Company has identified the following material events:

Subsequent to June 30, 2014, note holders converted $100,582 of principal on convertible notes and $1,900 of accrued interest into 281,331,816 shares of common stock in satisfaction of debt.

Subsequent to June 30, 2014, the Company issued 316,000,000 shares to individuals as compensation for services to the Company. The shares were valued at $284,400 in the aggregate.

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

Note Regarding Forward Looking Statements

This quarterly report on Form 10-Q of IC PLACES, INC. FKA IC PUNCH MEDIA, INC. for the period ended June 30, 2014 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties.  In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements.  Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

Financial information provided in this Form 10-Q for periods subsequent to June 30, 2014 is preliminary and remains subject to audit.  As such, this information is not final or complete, and remains subject to change, possibly materially.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three months ending June 30, 2014 as compared to June 30, 2013

The Company had $0 and $0 from advertising revenue for the three month period ended June 30, 2014 and 2013, respectively.

General and administrative expenses for the three months ended June 30, 2014 were $36,059 compared to $56,247 for the three months ended June 30, 2013. General and Administrative expenses decreased as a result of decreased travel expense and professional fees. The Company has realized a loss from continued operations of $518,231 for the three months ended June 30, 2014 compared to a net loss of $255,991 for the three months ended June 30, 2013. The increase in the Company’s loss is primarily due to increases in professional fees and the loss on the change in our derivative financing offset by a decrease in stock compensation expense, The Company’s stock compensation expense for the three months ending June 30, 2014 was offset by a correction to amortization of unearned stock compensation for the period in the amount of approximately $50,000.

Six months ending June 30, 2014 as compared to June 30, 2013

The Company had $0 and $0 from advertising revenue for the six month period ended June 30, 2014 and 2013, respectively.

General and administrative expenses for the six months ended June 30, 2014 were $92,518 compared to $162,113 for the six months ended June 30, 2013. General and Administrative expenses decreased as a result of decreased travel expense and professional fees. The Company has realized a loss from continued operations of $523,819 for the six months ended June 30, 2014 compared to a net loss of $242,799 for the six months ended June 30, 2013. The overall increase is largely attributed to the loss associated with derivative financing offset by a decrease in stock compensation expense. The Company’s stock compensation expense for the six months ending June 30, 2014 was offset by a correction to amortization of unearned stock compensation for the period in the amount of $50,000.

CONTRACTUAL OBLIGATIONS

Employment Contracts

On November 18, 2005 the Company entered into an employment agreement with Steven Samblis to be our Chief Executive Officer.  The agreement provided (1) the issuance of 35 million shares of its common stock; (2) compensation to be 15% of revenues; (3) included a provision to authorize the issuance of shares to maintain majority of control; and (4) termination of agreement on November 18, 2025.   On September 23, 2011, the Company entered into an employment continuation commitment agreement with the Chief Executive Officer, who is the majority shareholder, whereby the Company’s Board of Directors declared a $250,000 amount payable for a five (5) year employment commitment.  The amount has been deferred and will be ratably expensed, as compensation, over the length of the agreement. Mr. Samblis has agreed to defer the compensation as set forth in the Agreement until such time the Company has sufficient funds to cover the expense.

LIQUIDITY AND CAPITAL RESOURCES

The Company is currently financing its operations primarily through loans and advances from outside parties.  These advances are being made to implement the Company’s business plan.  We believe we can currently satisfy our cash requirements for the next twelve months with our current expected increase in revenue, and the expected capital to be raised in private placement and sales of our common stock.  Additionally, we will begin to use our common stock as payment for certain obligations and secure work to be performed.  Management plans to increase revenue in order to sustain operations for at least the next twelve months.

At June 30, 2014, the Company did not have adequate cash resources to meet current obligations.  Management believes that financial support from the majority shareholder to pay minimal and necessary incurred expense will allow the Company to benefit from advertising revenue streams, currently in-place, to produce the anticipated cash flow necessary to support operations.

At June 30, 2014, the Company had negative working capital of approximately $832,011 as compared to negative $413,774 at December 31, 2013.  Working capital as of both dates consisted entirely of cash, accounts receivable, and prepaid expenses, net of current liabilities.

At June 30, 2014, the Company has minimal cash and tangible assets, increasing accrued liabilities, negligible revenues, and a history of operating losses.  Absent an outside capital infusion, the Company will seek funding from traditional banking and other private sources.  There are no assurances that any manner of securities offering (debt or equity) will be successful, and the Company’s revenues are inadequate to provide for the growth projected in this filing.  We may be reliant on additional shareholder contributions, including from management, to continue operations.  We are hopeful that the market awareness and financial transparency afforded through becoming a reporting company will assist us in procuring additional investment capital or loans.

As reflected in the unaudited interim financial statements as of June 30, 2014, we have included an explanatory paragraph related to issues that raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company's ability to become profitable and or attain funding through additional sale of common stock or debt financing.  The unaudited financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Subsequent Events

Management has evaluated subsequent events through the date the financial statements were issued. Based on our evaluation the following events have occurred and require disclosure:

Subsequent to June 30, 2014, note holders converted $100,582 of principal on convertible notes and $1,900 of accrued interest into 281,331,816 shares of common stock in satisfaction of debt.

Subsequent to June 30, 2014, the Company issued 316,000,000 shares to individuals as compensation for services to the Company. The shares were valued at $284,400 in the aggregate.

The number of shares of the issuer’s common stock, par value $.00001 per share, outstanding as of August 16, 2014 is 605,091,318.

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

With respect to the period ending June 30, 2014, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures,  as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based upon our evaluation regarding the period ending June 30, 2014, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

(b) Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting during the period ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

At various times during the three month period ending June 30, 2014, the Company issued an aggregate of 29,074,297 shares in satisfaction of debt and accrued interest for a value of $21,934, or an average of $0.0008 per share.

On May 7, 2014, an aggregate of 1,531,450 shares of common stock was returned to the Company’s treasury by two shareholders for a value of $4,441 or $0.016 per share. The shares outstanding were related to an acquisition that was rescinded by both parties. As a result, the Company has recorded the value of the shares returned as a gain on the disposal of assets.

On June 2, 2014, the Company issued an aggregate of 3,750,000 common shares to consultants as compensation for services provided. The stock was valued at approximately $24,750 or $0.0066 per share.

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

IC PLACES, INC.,
FKA IC PUNCH MEDIA, INC.

Date: September 12, 2014	By:	/s/ Steven Samblis
STEVEN SAMBLIS,
Chief Executive Officer
Chief Financial Officer

