Form 10-Q
period 2014-09-30
Imagination TV, Inc.
filed 2015-01-02
CIK 1437596

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014.

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________.

Commission file number 000-53278

IMAGINATION TV, INC.

FKA IC PLACES, INC.

FKA IC PUNCH MEDIA, INC.

(Name of small business issuer in its charter)

Delaware	42-1662836
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3915 San Fernando Rd. Glendale, California 91204

(Address of principal executive offices and Zip Code)

Registrant’s telephone number, including area code : 323-362-2428

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

The number of shares of the issuer’s common stock, par value $.00001 per share, outstanding as of December 26, 2014 is 12,218,842.

IMAGINATION TV, INC.
FKA IC PLACES, INC.
FKA IC PUNCH MEDIA, INC.
BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(Unaudited)	(Restated)
ASSETS
CURRENT ASSETS:
Cash	$3,765	$-
Accounts receivable	3,200	3,200
Allowance for doubtful accounts	(3,200)	(3,200)
Prepaid expenses	192,500	87,260

Total Current Assets	196,265	87,260

Fixed assets, net of depreciation	-	8,108

Total Assets	$196,265	$95,368

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Bank overdraft	$-	$398
Accounts payable and accrued liabilities	32,672	31,150
Accrued interest	44,072	5,736
Advances from shareholder	3,000	-
Convertible notes payable, net of discount	428,858	285,989
Derivative liability	9,975,944	177,761

Total Current Liabilities	10,484,546	501,034

STOCKHOLDERS' DEFICIT:
Preferred stock at $0.00001 par value: 240,000,000 shares authorized; 240,000,000 shares issued and outstanding	2,400	2,400
Common stock at $0.00001 par value: 4,000,000,000 shares authorized, 1,919,828 and 105,348 shares issued and outstanding, respectively	19	2
Additional paid-in capital	14,893,046	13,795,804
Accumulated Deficit	(25,183,746)	(14,203,872)

Total Stockholders' Deficit	(10,288,281)	(405,666)

Total Liabilities and Stockholders' Deficit	$196,265	$95,368

The financial statements have been formatted to reflect the retro-application of the Company’s 1 for 300 reverse stock split on October 20, 2014

See accompanying notes to the financial statements.

IMAGINATION TV, INC.

FKA IC PLACES, INC.

FKA IC PUNCH MEDIA, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months	For the Three Months	For the Nine Months	For the Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Revenue	$-	$-	$-	$-

Expenses:
General and administrative	72,936	46,608	115,213	170,219
Depreciation & amortization	470	1,146	1,411	3,438
Stock Compensation	31,400	12,500	81,149	48,710
Operating Loss	(104,806)	(60,254)	(197,773)	(222,367)

Other Income & (expense)
Interest expense	(1,049,672)	(15,419)	(1,275,962)	(151,557)
Loss on extinguishment of debt	(4,779,968)	-	(4,779,968)	-
Change in derivative	(4,519,509)	35,930	(4,724,071)	91,382
Total other income/(expense)	(10,349,149)	20,511	(10,780,001)	(60,175)

Net loss from continued operations	(10,453,955)	(39,743)	(10,977,774)	(282,542)

Loss on disposal of assets (net of tax)	(6,541)	(606,778)	(2,100)	(1,046,505)

Net Loss	$(10,460,496)	$(646,521)	$(10,979,874)	$(1,329,047)

Net income (loss) available to common shareholders per share:
Basic & Diluted:
Loss from continuing operations	$(9.43)	$(0.50)	$(24.07)	$(4.47)
Income (loss) from discontinued operations	$(0.01)	$(7.59)	$-	$(16.54)
Net loss	$(9.44)	$(8.09)	$(24.07)	$(21.01)

Weighted common shares outstanding	1,108,765	79,996	456,218	63,263

The financial statements have been formatted to reflect the retro-application of the Company’s 1 for 300 reverse stock split on October 20, 2014

See accompanying notes to the financial statements

IMAGINATION TV, INC.

FKA IC PLACES, INC.

FKA IC PUNCH MEDIA, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	2014	2013
Cash Flows from Operating Activities
Net loss from operations	$(10,979,874)	$(1,329,047)
Net income from discontinued operations	-	242,799

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Adjustments for charges not requiring outlay of cash:
Depreciation and amortization	1,411	3,438
Change in derivative value	4,724,071	(91,382)
Loss on extinguishment of debt	4,779,968	-
Amortization of debt discount	1,170,755	151,558
Common stock issued as compensation and for expenses	81,149	48,710
Loss on disposal of assets	2,100	1,046,505

Changes in operating assets and liabilities:
(Increase)/decrease in prepaid expenses and other assets	(7,000)	42,887
(Increase)/decrease in accounts payable and accrued expenses	44,146	23,676

Net cash (used in) operating activities	(183,274)	139,144

Cash Flows from Investing Activities
Bank overdraft	(398)	-
Proceeds/(repayments) from loans and notes, net	184,437	(139,000)
Shareholder advances	3,000	742
Net cash provided by (used in) financing activities	187,039	(138,258)

Net change in cash	3,765	886
Cash at beginning of period	-	1,121
Cash at end of period	$3,765	$2,007

Supplemental Disclosures of Cash Flow Information:
Conversion of debt to equity	$103,580	$144,000
Reclassification of derivative to Additional Paid-In Capital (APIC)	$952,811	$-
Shares issued as prepaid expenses to a member of the Company's Board of Directors	$90,000	$-

See accompanying notes to the financial statements

IMAGINATION TV, INC.

FKA IC PLACES, INC.

FKA IC PUNCH MEDIA, INC.

Notes to the Financial Statements

September 30, 2014 and 2013

(Unaudited)

1. BACKGROUND INFORMATION

Imagination TV, Inc. ("The Company") was formed on March 18, 2005 as a Delaware Corporation and was based in Celebration, Florida. The Company engaged in the ownership and operation of a network of city-based websites for use by business and vacation travelers as well as local individuals. The Company's www.icplaces.com websites provide local information about hotels, restaurant dining, golf courses, discount event tickets, discount car rentals, discount airfare, and attraction tickets.

On July 10, 2012, IC Places, Inc. ("the Company" or "Buyer") entered into an Asset Purchase Agreement with Punch Television Network (“Punch TV", "Seller"). Through the agreement, the Buyer has acquired substantially all of the assets, tangible and intangible, owned by Seller that are used in, or necessary for the conduct of, its Television Network business, including, without limitation: (i) the Station Licenses, subject to any obligations contained in disclosed license agreements and all related intellectual property; (ii) the fixed assets of Seller; (iii) any and all customer lists; and (iv) the goodwill associated therewith, all free and clear of any security interests, mortgages, and/or other encumbrances. The aggregate consideration for the assets and business was 4,500 (reflects 1 for 300 reverse stock split – see Note 15 - SUBSEQUENT EVENTS) shares of restricted common shares of PNCH Stock.

Punch TV is an African American network that includes new programming. Punch TV Network differs from current "African American" television that uses research-driven approaches to target African Americans audiences; as Punch TV was designed to deliver entertainment to multicultural audiences. Punch TV represents a Multi-Media experience that satisfies and excites viewers.

Effective May 14, 2013, the Company rescinded the Punch Television Network Agreement and all associated employment agreements and the entire transaction has been cancelled by mutual agreement of both parties. Joseph Collins resigned as President and Director as a result of the rescission of the Punch Television Network Agreement. With regard to the 5,000 restricted common shares issued to Collins for his employment agreement and the 4,500 restricted common shares issued to purchase the assets of Punch TV, note that 4,333 of the 9,500 shares remain outstanding, with 5,167 having been returned to the Company. Note that these share amounts reflect the 1 for 300 reverse stock split (see Note 15 - SUBSEQUENT EVENTS).

In September 2013, the Company announced that it will begin broadcasting Drive-In TV (Formerly VU Television), the first 24/7 video network launched by IC Punch Media, Inc. Drive-In TV takes you back to a time when movies did not have to work so hard to be entertaining. The network takes you to a time when millions of families and crazy kids spent their Friday nights excited to find out what was in store for them at the drive-in theater. Drive-In TV follows the classic Drive-In Theater formula. Complete with sword wielding serial killers¸ Kung Foo Masters, plenty of space men, bumbling gum shoe type detectives and a string of cute¸ albeit ditzy, female victims and their jock or nerd boyfriends. Drive in TV is classic, predictable, and entertaining up until the end.

The network is available free of charge on FilmOn.com, icplaces.com, and via the FilmOn mobile app on all iPhone and Android devices as well as several set top devices. Drive-In TV is one of the first 24/7 networks launched exclusively, and in partnership with, FilmOn through the FilmOn platform, and is focused on tapping into this highly profitable 18-34 viewer market which is harder to reach through traditional TV. Under the partnership, FilmOn offers VU Television full access to its cutting edge broadcast platform and wide bandwidth pipeline. Drive-In TV uses the platform to program and broadcast its network 24/7 in a day parted format. While FilmOn will cover the broadcasting costs, the Company will handle all aspects of running the network and then the two companies will share the advertising revenues on the initial pre-roll ad when a viewer loads the player the first time.

In 2013, the Company entered into an agreement to manage the assets of Imagination TV. Imagination TV is a 24/7 day parted television network built around the world's most fascinating Motivators, Educators and Authors, delivering programing geared to Inspire, Motivate and Entertain our audience.

In March of 2014, the Company moved its headquarters to Empire Media Center in Glendale California.

On December 11, 2013, in accordance with the relevant sections of the Delaware General Corporation Law, the Company's Board of Directors approved the amendment of the Company's Certificate of Incorporation to change the Company's name to “IC Places, Inc.”.

Effective October 20, 2014, IC Places, Inc. (the “Company”) amended its articles of incorporation in order to change its name to “Imagination TV, Inc.”. The Company also amended its articles of incorporation to recognize a 1 for 300 reverse stock split (see Note 15 – SUBSEQUENT EVENTS). Note that all share and per share data have been retroactively restated to reflect this reverse split.

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

The Company’s derivative liabilities consist of price protection features for embedded conversion features on debt which are carried at fair market value, and are classified as Level 3 liabilities. The Company uses the Black-Scholes-Merton option pricing model to determine the fair market value of those instruments (see Note 9 – DERIVATIVE LIABILITIES).

Property and Equipment

Property and equipment is stated at cost. Depreciation is computed by the straight-line method over estimated useful lives (3-7 years). The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. During the three month period ended September 30, 2014, the Company disposed all of its property and equipment, which consisted of office furniture and computer equipment. The disposal of these assets resulted in the Company recording a $6,541 and $2,100 loss on disposal of assets for the three and nine month periods ended September 30, 2014, respectively. As of September 30, 2014, the Company had no property and equipment nor any related accumulated depreciation.

Long-lived assets such as property and equipment are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset. The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate that commensurate with the risk associated with the recovery of the assets. We did not recognize any impairment losses for any periods presented.

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

Prepaid Expenses

In accordance with FASB guidance, an asset acquired in exchange for the issuance of fully vested, non-forfeitable equity instruments should not be presented or classified as an offset to equity on the grantor’s balance sheet once the equity instrument is granted for accounting purposes.

Advertising Costs

The costs of advertising are expensed as incurred. Advertising expense was zero for the three month periods ended September 30, 2014 and 2013, respectively. Advertising expense was zero and $2,661 for the nine months ended September 30, 2014 and 2013, respectively.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares outstanding during the year. Diluted earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares. As of September 30, 2014 there are no options outstanding, however the Company does have warrants outstanding and convertible notes payable, which are considered to be common stock equivalents at the date they are available to convert. As of September 30, 2014, there are potential share equivalents based on conversion options associated with our warrants, debt instruments, and preferred stock, however, due to net operating losses sustained anti-dilution issues are not applicable.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the related notes at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include, but are not limited to: valuation of share-based transactions, valuation of derivative liabilities and valuation of deferred tax assets. We based our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources.

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

Conventional Convertible Debt

The Company records conventional convertible debt in accordance with ASC Topic 470-20, “Debt with Conversion and Other Options”. Conventional convertible debt is a financial instrument in which the holder may only realize the value of the conversion option by exercising the option and receiving the entire proceeds in a fixed number of shares or the equivalent amount of cash. Conventional convertible debt with a non-detachable conversion feature that does not contain a cash settlement option, and is not accounted for as a derivative, is recorded as a debt instrument in its entirety.

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

Equity Instruments Issued to Non-Employees for Acquiring Goods or Services

Issuances of the Company ’ s common stock or warrants for acquiring goods or services are measured at the fair value of the consideration or the fair value of the equity instruments issued, whichever is more reliably measurable. The measurement date for the fair value of the equity instruments issued to consultants or vendors is determined at the earlier of (i) the date at which a commitment for performance to earn the equity instruments is reached (a “performance commitment” which would include a penalty considered to be of a magnitude that is sufficiently large disincentive for non-performance) or (ii) the date at which performance is complete. When it is appropriate for the Company to recognize the cost of a transaction during the financial reporting periods prior to the measurement date, for purposes of recognition of costs during those periods, the equity instrument is measured at the then-current fair values at each of those interim financial reporting dates.

Correction of an Error in Previously Issued Financial Statements

The Company follows guidance under ASC 250-10-45-23 for reporting any error in the financial statements of a prior period discovered after the financial statements are issued or are available to be issued. The current comparative statements as presented reflect the retroactive application of any error corrections. Those items that are reported as error corrections in the Company’s restatements of net income and retained earnings, as well as other affected balances for all periods reported there-in, are disclosed in Notes 5 and 6 of the footnotes to the financial statements presented herein.

3. GOING CONCERN

The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.

The Company incurred a net loss of $10,979,874 for the nine months ended September 30, 2014. As of September 30, 2014, the Company had minimal cash with which to satisfy any future cash requirements. Furthermore, as of September 30, 2014, the Company has a working capital deficit of $10,288,125 (excluding the Company’s derivative liability and its related debt discount, the working capital deficit is $355,430) and an accumulated deficit of $25,183,746. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company depends upon capital to be derived from future financing activities such as subsequent offerings of its common stock or debt financing in order to operate and grow the business. There can be no assurance that the Company will be successful in raising such capital. The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company's business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to build and maintain websites and to provide services and support to its customers and users. There may be other risks and circumstances that management may be unable to predict.

The unaudited financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

4. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2014, the FASB issued ASU 2014-10 regarding development stage entities. The ASU removes the definition of development stage entity, as was previously defined under generally accepted accounting principles in the United States (U.S. GAAP), from the accounting standards codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP.

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

The Company has chosen to early adopt the ASU for the Company’s financial statements as of September 30, 2014. The adoption of this ASU impacted the Company’s reporting by eliminating the requirement to report inception to date financial information and describe the Company as a development stage company as previously required. Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern “. The amendments in this update provide guidance in U.S. GAAP about management’s responsibilities to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The main provision of the amendments are for an entity’s management, in connection with the preparation of financial statements, to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management’s evaluation should be based on relevant conditions and events that are known or reasonably knowable at the date the consolidated financial statements are issued. When management identifies conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern, the entity should disclose information that enables users of the consolidated financial statements to understand all of the following: (1) principal conditions or events that raised substantial doubt about the entity’s ability to continue as a going concern (before consideration of management’s plans); (2) management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations; and (3) management’s plans that alleviated substantial doubt about the entity’s ability to continue as a going concern or management’s plans that are intended to mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. The amendments in this update are effective for interim and annual reporting periods after December 15, 2016 and early application is permitted. The Company is currently assessing this guidance for future implementation.

5. CORRECTION OF ERROR

The Company’s net loss for the three and nine month periods ended September 30, 2014 includes an increase in both operating expenses and other income (expense) in relation to (a) a promissory note in the amount of $20,937 that was issued in September 2013, as consideration for legal services provided to the Company, and (b) the derivative liability associated with one of the Company’s convertible note payable (“Greystone Note”) that was issued, and recorded, to Greystone Funding, LLC in September 2011. Neither the $20,937 promissory note nor the derivative liability related to the Greystone Note were recorded on the date of the respective transactions.

With regard to the promissory note that was originally issued in September 2013 in the principal amount of $20,937, the Company recorded $20,937 of legal expense and $3,303 of interest expense during the three and nine month periods ended September 30, 2014. The $3,303 of interest represents the accrued and unpaid interest from the date of issuance through September 30, 2014.

With regard to the convertible note payable issued by the Company to Greystone Funding, LLC in September 2011, the Company performed a detailed analysis to obtain a thorough understanding of the transaction. The Company reviewed ASC Topic 815-40, “Derivative Instruments and Hedging: Contracts in Entity’s Own Equity” to identify whether any equity-linked features in this convertible note are freestanding or embedded. The Company determined that there were no free standing features. The convertible note payable was then analyzed in accordance with ASC Topic 815 to determine if the embedded conversion feature should be bifurcated and accounted for at fair value and remeasured at fair value in income. Due to the variable number of shares that could be issued, the Company determined that the embedded conversion feature did meet the requirements for bifurcation pursuant to ASC Topic 815. As a result, the Company determined that it should have recorded a derivative liability at fair value on the date of issuance and at each subsequent reporting date.

The Company determined that the estimated derivative liability associated with this convertible note on the date of issuance (September 2011) was $666,666 (see Note 9 – DERIVATIVE LIABILITIES for more details). Accordingly, the Company recorded a $666,666 non-cash derivative liability and a $666,666 non-cash interest expense to fully expense the debt discount, as the note had a two (2) year term which meant that all related debt discount was to be fully amortized by September 2013. In conjunction with the recording of the $666,666 derivative liability, the Company also reversed the $83,840 beneficial conversion feature (“BCF”) expense that was incorrectly recorded during prior periods by debiting its Additional Paid-In Capital (“APIC”) balance sheet account $83,840 while also crediting interest expense $83,840. In accordance with ASC Topic 815, the Company remeasured the derivative liability at each subsequent reporting period and at the time of conversion of principal by the Holder of the convertible note payable, with the results of these remeasurements detailed in the table below. As previously stated, any expense, gain, and/or loss related to the derivative value of the Greystone Note is non-cash. The Company also reclassified $698,670 of related derivative liability to its additional paid-in capital (“APIC”) balance sheet account in relation to the conversion of $94,400 of principal into shares of the Company’s common stock during the period from date of issuance through June 30, 2014.

The following is a summary of the net affect that these two transactions would have had on the Company’s net loss, net loss per share, balance sheet, and cash flow for fiscal years 2011, 2012, and 2013 and the six-month period ended June 30, 2014:

Net Loss

	FY 2011	FY 2012	FY 2013	Six Months Ended June 30, 2014
As Stated	$(998,744)	$(6,219,281)	$(5,868,287)	$(519,378)
Adjustments - Promissory note	-	-	(22,155)	(1,348)
Adjustments - Convertible note	(331,346)	(595,176)	(82,734)	(18,451)
As Restated	$(1,330,090)	$(6,814,457)	$(5,973,176)	$(539,177)
% Change	33.18%	9.57%	1.79%	3.81%

Net Loss Per Share

	FY 2011	FY 2012	FY 2013	Six Months Ended June 30, 2014
Net Loss	$(998,744)	$(6,219,281)	$(5,868,287)	$(519,378)
Shares Outstanding	1,323	29,062	75,551	122,848
Net Loss Per Share as Reported	$(755.18)	$(214.00)	$(77.67)	$(4.23)

Adjusted Net Loss	$(1,330,090)	$(6,814,457)	$(5,973,176)	$(539,177)
Shares Outstanding	1,323	29,062	75,551	122,848
Adjusted Net Loss Per Share	$(1,005.71)	$(234.48)	$(79.06)	$(4.39)

Variance	$(250.54)	$(20.48)	$(1.39)	$(0.16)

% Change	33.18%	9.57%	1.79%	3.81%

Balance Sheet

	As Previously Reported	Error	Total
Balance Sheet as of December 31, 2011:
Debt discount	$(3,292)	$(199,696)	$(202,988)
Derivative liabilities	94,697	427,999	522,696
Total liabilities	$529,178	$228,303	$757,481

Additional paid-in-capital	$1,882,935	$33,680	$1,916,615
Accumulated deficit	(2,116,460)	(331,346)	(2,447,806)
Total Stockholders' deficit	$(265,382)	$(297,666)	$(563,048)

Balance Sheet as of December 31, 2012:
Debt discount	$(87,745)	$(114,048)	$(201,793)
Derivative liabilities	399,566	311,166	710,732
Total liabilities	$788,661	$197,118	$985,779

Additional paid-in-capital	$10,436,698	$581,150	$11,017,848
Accumulated deficit	(8,335,741)	(595,176)	(8,930,917)
Total Stockholders' deficit	$2,098,375	$(14,026)	$2,084,349

Balance Sheet as of December 31, 2013:
Accrued interest	$5,736	$1,218	$6,954
Note payable - non-convertible	-	20,937	20,937
Debt discount	(40,861)	-	(40,861)
Derivative liabilities	177,761	310,900	488,661
Total liabilities	$501,034	$333,055	$834,089

Additional paid-in-capital	$13,795,490	$-	$13,795,490
Accumulated deficit	(14,204,028)	(104,889)	(14,308,917)
Total Stockholders' deficit	$(405,822)	$(104,889)	$(510,711)

Balance Sheet as of June 30, 2014:
Accrued interest	$13,111	$1,348	$14,459
Note payable - non-convertible	-	20,937	20,937
Debt discount	(124,856)	-	(124,856)
Derivative liabilities	614,971	329,351	944,322
Total liabilities	$503,226	$351,636	$854,862

Additional paid-in-capital	$13,895,428	$-	$13,895,428
Accumulated deficit	(14,723,406)	(19,799)	(14,743,205)
Total Stockholders' deficit	$(825,000)	$(19,799)	$(844,799)

Cash Flow

	As Previously Reported	Error	Total
Statement of Cash Flows for the year ended December 31, 2011:
Net loss	$(998,744)	$(331,346)	$(1,330,090)

Amortization of debt discount	-	466,970	466,970
Change in fair value of derivatives	159,418	(57,624)	101,794
Non-cash beneficial conversion feature expense	-	(78,000)	(78,000)
	$159,418	$331,346	$490,764

Non-cash conversion of derivative to APIC	$-	$111,680	$111,680

Statement of Cash Flows for the year ended December 31, 2012:
Net loss	$(6,219,281)	$(595,176)	$(6,814,457)

Amortization of debt discount	329,060	85,648	414,708
Change in fair value of derivatives	487,110	515,368	1,002,478
Non-cash beneficial conversion feature expense	58,400	(5,840)	52,560
	$874,570	$595,176	$1,469,746

Non-cash conversion of derivative to APIC	$-	$586,990	$586,990

Statement of Cash Flows for the year ended December 31, 2013:
Net loss	$(5,868,287)	$(104,889)	$(5,973,176)

Amortization of debt discount	98,907	114,048	212,955
Change in fair value of derivatives	135,636	(31,314)	104,322
Change in accrued interest expense	-	1,218	1,218
Proceeds from issuance of notes payable	240,200	20,937	261,137
	$474,743	$104,889	$579,632

Statement of Cash Flows for the six-month period ended June 30, 2014:
Net loss	$(519,378)	$(19,799)	$(539,177)

Amortization of debt discount	232,414	-	232,414
Change in fair value of derivatives	204,562	18,451	223,013
Change in accrued interest expense	-	1,348	1,348
	$436,976	$19,799	$456,775

On July 1, 2014, the Company recorded the $20,937 note payable by debiting legal expenses $20,937 while crediting notes payable $20,937. The Company also recorded $3,044 of accrued and unpaid interest related to this note payable by debiting interest expense and crediting accrued interest on the Company’s balance sheet. The $2,566 of interest expense was for the period of September 2013 through June 2014. The net affect of recording these transactions was to increase net loss for both the three and nine-month periods ended September 30, 2014 by $23,503 while also increasing the Company’s current liabilities by $23,503.

On July 1, 2014, the Company also recorded the $666,666 derivative liability related to the $250,000 convertible note payable that was issued to Greystone Funding, LLC (“Greystone”) in September 2011. The $666,666 represents the value of the derivative liability on the date of its September 2011 issuance and was recorded by crediting the Company’s derivative liability balance sheet account $666,666 with a corresponding debit of $666,666 to non-cash interest expense. The $666,666 non-cash interest expense represents the full amortization of the debt discount related to this note, as the note carries a two (2) year term from the date of its September 2011 issuance. In conjunction with the recording of the $666,666 derivative liability, the Company also reversed $83,840 of beneficial conversion feature (“BCF”) expense that was erroneously recorded upon the issuance of this note by debiting the Company’s Additional Paid-In Capital (“APIC”) balance sheet account $83,840 while crediting interest expense $83,840. The Company also reclassified $698,670 of related derivative liability to its additional paid-in capital (“APIC”) balance sheet account due to the conversion of $94,400 of principal into shares of the Company’s common stock during the period from date of issuance through June 30, 2014. Pursuant to ASC Topic 815, the Company remeasured/recalculated the value of this derivative financial instrument on both the date of each reporting period and on the date that principal and/or interest was converted into shares of the Company’s common stock for the period from date of issuance through June 30, 2014. As a result, on July 1, 2014, the Company recorded a $444,881 non-cash change in fair value of derivative expense to reflect the net change in derivative value during this period of time. The net affect of the July 1, 2014 transactions recorded in relation to the derivative liability associated with the $250,000 convertible note payable issued to Greystone was (i) a $1,027,707 net loss which is attributable to the period from date of issuance through June 30, 2014, (ii) a $329,351 increase to the Company’s derivative liability balance sheet account (the $329,351 represents the derivative value as of June 30, 2014), and (iii) a $614,830 ($698,670 - $83,840) increase to the Company’s Additional Paid-In Capital (“APIC”) balance sheet account.

It is the Company’s belief that because the above referenced transactions adversely affected the Company’s net loss primarily in a non-cash manner, and also because the adverse affect did not skew, or change, the Company’s trend/history of reporting net losses, that the judgment of a reasonable person relying upon this information would not change or be influenced by a restatement of the Company’s net loss for fiscal years 2011, 2012, and 2013, and the six-month period ended June 30, 2014. Therefore, these items were corrected in the current period.

6. CORRECTION OF ERROR, RESTATEMENT OF FINANCIAL STATEMENTS FOR GENERAL AND ADMINISTRATIVE EXPENSES

The Company’s net loss for the nine month period ended September 30, 2014 included a reduction of expenses of approximately $50,000 as a result of the Company correcting amortization of prepaid stock compensation in the year ended December 31, 2012. This correction resulted in reduced general and administrative expense of approximately $50,000. This error was not considered material to prior periods, individually, or in the aggregate, and was not considered material to the three and six month periods ended June 30, 2014. These errors did not impact debt covenant compliance not operating results or earnings (loss) per share. Therefore, these items were corrected in the current period.

The Company issued 240,000,000 shares of its Series A Preferred in December 2013 to its Chief Executive Officer. The correct number of Series A Preferred shares outstanding as of the date of the filing of the original 10-K/A on May 1, 2014 did not correctly reflect the amount of preferred shares outstanding, as reflected in the table below.

	As originally reported	As restated
Number of the issuer's Preferred Stock outstanding as of the date of the most recently filed Form 10-K/A on May 1, 2014	-	240,000,000

Restatement

The prior period amounts included on the Balance Sheet for the period ending December 31, 2013 have been restated to reflect the amount of preferred shares outstanding as well as an error in depreciation for the period.

The table below reflects the resulting effect to the financial statements.

December 31, 2013
	As Previously Reported	Adjustment	As Restated
Balance Sheet (Extract)
Fixed assets, net of depreciation	$8,108	$(156)	$7,952
Stockholders’ deficit
Series A Preferred stock	$--	$2,400	$2,400
Common stock	$316	$--	$316
Paid in capital	$13,795,490	$--	$13,795,490
Accumulated deficit	$(14,201,472)	$(2,556)	$(14,204,028)
Total Stockholders’ Deficit	$(405,666)	$(156)	$(405,822)
Total Liabilities & Equity	$95,368	$(156)	$95,212

Statement of Operations (Extract)
Depreciation	$1,713	$156	$1,869
Stock Compensation	$3,022,710	$2,400	$3,025,110
Net Loss	$(5,865,885)	$(2,400)	$(5,868,287)

The Company determined that the accumulated depreciation and related depreciation expense was previously understated by $156.

The Company determined that the preferred stock based compensation paid out as per the majority shareholder’s employment agreement in the amount of $2,400 had previously not been recognized.

7. PREPAID BOARD COMPENSATION

On July 28, 2014, the Company’s Board of Directors, by unanimous action, approved the issuance of 333,333 (reflects 1 for 300 reverse stock split – see Note 15 - SUBSEQUENT EVENTS) non-forfeitable shares of the Company’s common stock to Joshua Mandel, a member of the Company’s Board of Directors. The shares were issued as prepaid compensation for an additional five (5) years of Board service. The Company valued these shares at $2.70 per share, which was the value of the Company’s share price on July 28, 2014, and $90,000 in the aggregate. The Company recorded the entire $90,000 as prepaid expense on its balance sheet and will amortize/expense the $90,000 at the monthly rate of $1,500 per month beginning in July 2014 and ending in June 2019. The Company recorded $4,500 of expense related to this Board compensation during the three and nine-month periods ended September 30, 2014.

8. CONVERTIBLE NOTES PAYABLE

The Company has issued convertible notes payable of varying structure and terms to various different Holders. The following is a summary of the Company’s outstanding convertible notes payable as of September 30, 2014:

	Principal	Accrued Interest	Debt Discount & Deferred Loan Costs	Net Balance
Holder One - Convertible Notes Payable	$90,040	$30,965	$-	$121,005
Holder Two - Convertible Note Payable	32,000	1,255	(18,667)	14,588
Holder Three - Convertible Note Payable	105,600	10,048	-	115,648
Holder Four - Convertible Notes Payable	244,467	1,804	(24,582)	221,689
	$472,107	$44,072	$(43,249)	$472,930

Convertible Notes Payable

Summary of Outstanding Notes

Convertible notes with varying terms have been issued at various times to several different third party lenders. As of September 30, 2014, the Company had fourteen (14) separate convertible notes payable outstanding that were held by four (4) different holders. These convertible notes have different terms that range from six (6) months from issuance to twelve (12) months from the date of issuance, with some accruing interest at two (2%) percent per annum, others at eight (8%) percent per annum, and one accruing interest at the rate of eighteen (18%) per annum. These convertible notes also contain different rates of conversion, as noted below.

With regard to the notes held by Holder One, there were six (6) different convertible notes between the Company and this Holder. The rate of interest on these notes is eight (8%) per annum with original principal balances ranging from $6,500 to $32,500. The Company is in default on these notes, and, as a result, has been accruing interest at the default rate, which is twenty-two (22%) percent per annum. The original conversion rates for these notes ranged between a 65% to 69% discount on the 10 day trailing trading price of the stock. However, pursuant to the terms of these six (6) convertible notes payable, the conversion price was reset to $0.00001 per share based on the anti-dilution clause contained in the note agreements.

With regard to the note held by Holder Two, the original principal amount was $32,000 with a stated rate of interest of eight (8%) per annum. The term is for twelve (12) months, with the maturity date being April 3, 2015, and a conversion price equal to a 45% discount on the 15 day trailing trading price of the stock.

The convertible note held by Holder Three had an original principal amount of $250,000 and was issued in September 2011 (see Note 5 – CORRECTION OF ERROR). The term on this note was two (2) years, which has expired at the time of this filing, with a stated rate of interest of two (2%) per annum. The rate of conversion on this convertible note was a 50% discount of the average bid on the day of conversion. Pursuant to the terms of this note, the conversion price was reset to $0.00001 per share based on the anti-dilution clause contained in the note agreement. The Holder of this note converted $94,400 of principal into shares of the Company’s common stock from September 2011 through December 2012. No conversions of principal and/or accrued and unpaid interest have occurred since December 2012. On July 15, 2014, Holder Three sold $50,000 of principal to “Holder Four”, which left Holder Three with an outstanding principal balance of $105,600 as of September 30, 2014.

As of September 30, 2014, Holder Four held six (6) convertible notes payable of various principal amounts with all six (6) notes having six (6) month terms and variable conversion rates. The first convertible note payable issued to Holder Four was in April 2014, which means the term on that note has expired at the time of this filing. Four (4) of the convertible notes issued to Holder Four were Original Issue Discount Notes (“OID Notes”) that were issued by the Company directly to Holder Four. Each of the four (4) OID Notes had different face values with all four (4) of the OID Notes having a purchase price equal to 66.7% of the face value. The Company recorded each of these OID Notes at their face value with the difference between the face value and purchase price being expensed as interest expense over the six (6) month term of these notes. Per the terms of these OID Notes, the Company can repay Holder Four in cash and/or shares of the Company’s common stock during the first three (3) months of the term. After ninety (90) days from issuance, Holder Four, at its sole discretion, can dictate whether the Company repays these OID Notes via cash or shares of the Company’s common stock. In September 2014, three (3) of these OID Notes were amended to change the conversion price to $0.00001 per share. As a result of these amendments, the Company treated these transactions as debt extinguishments as discussed in Note 10 – LOSS ON EXTINGUISHMENT OF DEBT. The other two (2) convertible notes payable held by Holder Four are (i) a $16,937 principal amount note as of September 30, 2014 that had an original principal amount of $20,937 when it was purchased by Holder Four on April 9, 2014 and which was originally issued to a different Holder in September 2013 as consideration for legal and professional services provided to the Company (see “Note 5 – CORRECTION OF ERROR”), and (ii) a $40,030 principal amount note as of September 30, 2014 that had an original principal amount of $50,000 when it was purchased by Holder Four on July 15, 2014 from Holder Three.

To properly account for these convertible notes payable, the Company performed a detailed analysis to obtain a thorough understanding of each of these transactions. The Company reviewed ASC Topic 815, to identify whether any equity-linked features in the original issue discount convertible notes are freestanding or embedded. The Company determined that there were no free standing features. The convertible notes payable were then analyzed in accordance with ASC Topic 815 to determine if the embedded conversion feature should be bifurcated and accounted for at fair value and remeasured at fair value in income. Due to the variable number of shares that could be issued, the Company determined that the embedded conversion feature did meet the requirements for bifurcation pursuant to ASC Topic 815. Also, at the date on which the Company revised the variable features related to the convertible notes payable held by Holder Four, the Company did not have enough authorized shares of common stock to satisfy its debt instruments. As a result, the Company recognized a derivative liability at fair value on the date of issuance and at each reporting date for each of the fourteen (14) convertible notes payable that were outstanding as of September 30, 2014 (see Note 9 – DERIVATIVE LIABILITIES).

Interest expense for the three and nine-month periods ended September 30, 2014 was $77,509 and $85,973, respectively. During the same periods in fiscal year 2013, the Company recorded interest expense of $15,420 and $151,558, respectively. Note that during the nine-month period ended September 30, 2013, the Company recorded $115,750 of interest expense related to penalties incurred from its debt holders for filing the Company’s SEC reports late.

As of September 30, 2014, accrued and unpaid interest totaled $44,072.

During the three-month period ended September 30, 2014, $58,540 of principal and accrued interest was converted into 1,340,630 (reflects 1 for 300 reverse stock split – see Note 15 - SUBSEQUENT EVENTS) shares of the Company’s common stock. During the nine months ended September 30, 2014, $103,579 of principal and accrued interest was converted into 1,456,799 (reflects 1 for 300 reverse stock split – see Note 15 - SUBSEQUENT EVENTS) shares of the Company’s common stock.

Notes Payable Issued During Fiscal Year 2014

On February 5, 2014, the Company issued a convertible note payable in the principal amount of $6,500 with a six (6) month term, which means that the Company is in default on this note. Per the terms of the convertible note agreement, the interest rate was eight (8%) per annum and the conversion rate was equal to a 69% discount on the 10 day trailing trading price of the stock. However, pursuant to the terms of this note, the conversion price was reset to $0.00001 per share based on an anti-dilution provision contained in the note. As of September 30, 2014, the entire $6,500 original principal amount was still outstanding.

On April 9, 2014, the Company issued an Original Issue Discount (the “April OID Note”) convertible note payable to a third party that carried a face value of $75,000 and a purchase price of $50,000. The April OID Note has a six (6) month term, which means that the Company is in default on this note, and is convertible at the option of the note holder into shares of the Company’s common stock at a conversion rate equal to a 45% discount from the lowest intra-day trading price ten (10) days prior to conversion. If the Company’s share price, at any time before October 9, 2014 loses the bid, or the Company gets a “DTC Chill” or loses DTC eligibility any time before October 9, 2014, then the conversion price is reset to $0.00001 per share. The $25,000 difference between the April OID Note’s face value and its purchase price was expensed as interest expense over the note’s term, which resulted in the Company recording $25,000 of interest expense during the nine-month period ended September 30, 2014. As of September 30, 2014, the April OID Note’s $75,000 face value was still outstanding. In September 2014, this OID Note was amended to change the conversion price to $0.00001 per share. As a result of this amendment, the Company treated this transaction as a debt extinguishment as discussed in Note 10 – LOSS ON EXTINGUISHMENT OF DEBT.

On April 9, 2014, the Holder of the Original Issue Discount (the “April OID Note”) convertible note payable mentioned in the preceding paragraph purchased the $20,937 of principal related to the promissory note that was originally issued in September 2013 Company (see “Note 5 - CORRECTION OF ERROR”). Pursuant to the terms of the Securities Exchange and Settlement Agreement (the “Agreement”), the Buyer purchased the $20,937 principal only and all rights and interest related to the original promissory note from the original note holder. There is no stated term in this Agreement and the interest rate is eighteen (18%) percent per annum. However, pursuant to the terms of the Agreement, the Buyer now has a convertible feature whereby the Buyer can, at his sole discretion, convert the $20,937 principal and any accrued and unpaid interest from the date of this Agreement into shares of the Company’s common stock at a conversion price equal to 45% of the lowest traded stock price during the ten (10) trading days immediately preceding the date upon which the Buyer shall have delivered notice of conversion to the Company. Due to the significantly revised terms in the Agreement, specifically the conversion feature that did not exist in the original promissory note, the Company treated this debt purchase as a debt extinguishment transaction (see Note 10 – LOSS ON EXTINGUISHMENT OF DEBT). During the nine month period ended September 30, 2014, the Buyer converted $4,000 of principal into 22,039 (reflects 1 for 300 reverse stock split – see Note 15 - SUBSEQUENT EVENTS) shares of the Company’s common stock. As of September 30, 2014, the outstanding balance on this convertible note payable is $16,937. In September 2014, this Note was amended to change the conversion price to $0.00001 per share. As a result of this amendment, the Company treated this transaction as a debt extinguishment as discussed in Note 10 – LOSS ON EXTINGUISHMENT OF DEBT.

On May 9, 2014 the Company issued a convertible note payable in the principal amount of $32,000, with a term of twelve (12) months and an interest rate of eight (8%) per annum. This note was able to be prepaid within 180 days of issuance at 150% of the principal amount plus any accrued and unpaid interest. This note cannot be prepaid after the 180th day from issuance. The principal and any accrued and unpaid interest may be converted, at the Holder’s discretion, into shares of the Company’s common stock at a conversion price equal to a 45% discount off the lowest trading price with a fifteen (15) day look back. As of September 30, 2014, the entire $32,000 principal balance was still outstanding.

On June 12, 2014, the Company issued an Original Issue Discount (the “June OID Note”) convertible note payable to a third party that carried a face value of $75,000 and a purchase price of $50,000. The June OID Note has a six (6) month term and is convertible at the option of the note holder into shares of the Company’s common stock at a conversion rate equal to $0.00005 per share unless (a) the Company’s share price, at any time before June 12, 2015 loses the bid, at which point the conversion price resets to $0.00001 per share, or (b) the Company gets a “DTC Chill” any time before June 12, 2015, at which point the conversion price resets to a 65% discount off the low of the previous five (5) trading days. The $25,000 difference between the June OID Note’s face value and its purchase price is to be expensed at the rate of $4,167 per month over the six (6) month term of the note, which resulted in the Company recording $16,668 of interest expense during the nine-month period ended September 30, 2014. As of September 30, 2014, the June OID Note’s $75,000 face value was still outstanding. In September 2014, this OID Note was amended to change the conversion price to $0.00001 per share. As a result of this amendment, the Company treated this transaction as a debt extinguishment as discussed in Note 10 – LOSS ON EXTINGUISHMENT OF DEBT.

On July 15, 2014. The Holder of the Original Issue Discount (the “June OID Note”) convertible note payable mentioned in the preceding paragraph purchased $50,000 of the principal related to the convertible note payable issued to Greystone Funding, LLC (see “Note 5 - Correction of Error, Restatement of Financial Statements for Notes Payable”). Pursuant to the terms of the Securities Exchange and Settlement Agreement (the “Agreement”), the Buyer purchased the $50,000 principal only and all related rights and interest pursuant to the original debt securities instrument. There is no stated term in this Agreement and the interest rate is two (2%) percent per annum. Pursuant to the terms of the Agreement, the Buyer can, at his sole discretion, convert the $50,000 principal and any accrued and unpaid interest from the date of this Agreement into shares of the Company’s common stock at a conversion price equal to $0.0001 per share. Due to the significantly revised terms in the Agreement, specifically the fixed conversion rate, the Company treated this debt purchase as a debt extinguishment transaction (see Note 10 – LOSS ON EXTINGUSHMENT OF DEBT). During the nine month period ended September 30, 2014, the Buyer converted $9,970 of principal into 332,333 (reflects 1 for 300 reverse stock split – see Note 15 - SUBSEQUENT EVENTS)shares of the Company’s common stock. As of September 30, 2014, the outstanding balance on this convertible note payable is $40,030. In September 2014, this Note was amended to change the conversion price to $0.00001 per share. As a result of this amendment, the Company treated this transaction as a debt extinguishment as discussed in Note 10 – LOSS ON EXTINGUISHMENT OF DEBT.

On August 26, 2014, the Company issued an Original Issue Discount (the “August OID Note”) convertible note payable to a third party that carried a face value of $7,500 and a purchase price of $5,000. The August OID Note has a six (6) month term and is convertible at the option of the note holder into shares of the Company’s common stock at a conversion rate equal to $0.00001. The $2,500 difference between the August OID Note’s face value and its purchase price is to be expensed at the rate of $417 per month over the six (6) month term of the note, which resulted in the Company recording $834 of interest expense during the nine-month period ended September 30, 2014. As of September 30, 2014, the August OID Note’s $7,500 face value was still outstanding.

On September 23, 2014, the Company issued an Original Issue Discount (the “September OID Note”) convertible note payable to a third party that carried a face value of $30,000 and a purchase price of $20,000. The September OID Note has a six (6) month term and is convertible at the option of the note holder into shares of the Company’s common stock at a conversion rate equal to a 50% discount off the lowest traded price the prior twenty (20) trading days. If the Company’s share price goes no-bid or majority volume trades at $0.0001 for a period of three (3) consecutive days, then the conversion price is reset to $0.00001 per share. The $10,000 difference between the September OID Note’s face value and its purchase price is to be expensed as interest expense at the rate of $1,667 per month over the note’s term, which resulted in the Company recording $1,667 of interest expense during the nine-month period ended September 30, 2014. As of September 30, 2014, the September OID Note’s $30,000 face value was still outstanding. In September 2014, this OID Note was amended to change the conversion price to $0.00001 per share. As a result of this amendment, the Company treated this transaction as a debt extinguishment as discussed in Note 10 – LOSS ON EXTINGUISHMENT OF DEBT.

9. DERIVATIVE LIABILITIES

The Company has determined that the embedded conversion feature in all of its convertible notes payable results in the potential for a variable number of shares being issued to the Company’s note holders. To properly account for these convertible notes payable, the Company performed a detailed analysis to obtain a thorough understanding of each of these transactions. The Company reviewed ASC Topic 815-40, “Derivative Instruments and Hedging: Contracts in Entity’s Own Equity”, to identify whether any equity-linked features in the original issue discount convertible notes are freestanding or embedded. The Company determined that there were no free standing features. The convertible notes payable were then analyzed in accordance with ASC Topic 815 to determine if the embedded conversion feature should be bifurcated and accounted for at fair value and remeasured at fair value in income. Due to the variable number of shares that could be issued, the Company determined that the embedded conversion feature did meet the requirements for bifurcation pursuant to ASC Topic 815. As a result, the Company recognized a derivative liability at fair value on the date of issuance and at each reporting date for each of the fourteen (14) convertible notes payable that were outstanding as of September 30, 2014. Due to the variable number of shares that could be issued, the Company determined that the embedded conversion features were derivatives. As a result, the Company recognized a derivative liability at fair value on the date of issuance and at each reporting date. In addition, based on amendments to certain conversion features, the Company does not have enough authorized shares to share settle its contracts.

The Company used the Black Scholes-Merton option pricing model and assumptions that consider, among other factors, the fair value of the underlying stock, risk-free interest rate, volatility, expected life and dividend rates in estimating fair value for the warrants considered to be derivative instruments. As of September 30, 2014, the following underlying assumptions were used to compute the derivative liability associated with the Company’s convertible notes payable:

Risk-free interest rate	0.01% - 0.05%
Expected dividend yield	0.00%
Expected term (in years)	0.5 - 1.5
Expected volatility	227% - 485%

Changes in fair value of the derivative financial instruments are recognized in the statement of operations as a derivative gain or loss and are included in the “Other income (expense)” section of the Company’s Statement of Operations. The following is a summary of the Company’s derivative liabilities transactions for the three and nine-month periods ended September 30, 2014:

	As of
	June 30, 2014	December 31, 2013
Beginning value of derivative instruments	$614,971	$177,761
Value of new derivative instruments	853,797	1,121,4760
Derivative value converted to Additional Paid-In Capital	(834,121)	(868,971)
Increase in valuation related to debt extinguishment	4,779,968	4,779,968
Change in value of derivative instruments	4,519,509	4,724,071
Value of derivative instruments as of September 30, 2014	$9,975,944	$9,975,944

During the three-month period ended September 30, 2014, the Company estimated the value of its newly issued derivative financial instruments to be $853,797. The newly issued, or newly recorded, derivative financial instruments were:

(a)	the $250,000 convertible note payable issued to Greystone Funding, LLC in September 2011 (see “Note 5 - CORRECTION OF ERROR”)
(b)	the April 2014 assumption of the $20,937 principal related to the promissory note issued in September 2013 (see “Note 5 - CORRECTION OF ERROR”)
(c)	the April 2014 Original Issue Discount convertible note payable and related warrants to purchase 5,000,000 shares of the Company’s common stock
(d)	the issuance of the August 2014 Original Issue Discount convertible note payable and related warrants to purchase 25,000,000 shares of the Company’s common stock
(e)	the issuance of the September 2014 Original Issue Discount convertible note payable

During the nine-month period ended September 30, 2014, the Company estimated the value of its newly issued derivative financial instruments to be $1,121,476. The $267,679 difference between the three and nine-month periods ended September 30, 2014 is due to the issuance of the following:

(a)	The February 5, 2014 issuance of a convertible note payable with a six (6) month term and a principal balance of $6,500
(b)	The April 9, 2014 issuance of an Original Issue Discount note with a $75,000 face value, a $50,000 purchase price, and a six (6) month term
(c)	The May 14, 2014 issuance of a convertible note payable with a twelve (12) month term and a principal balance of $32,000
(d)	The June 12, 2014 issuance of an Original Issue Discount note with a $75,000 face value, a $50,000 purchase price, and a six (6) month term

The Company reclassified $834,121 of derivative liability to its Additional Paid-In Capital (“APIC”) balance sheet account during the three month period ended September 30, 2014, all of which was in relation to the conversion of principal and interest into shares of the Company’s common stock. One of the Company’s note holders converted $47,570 of principal and accrued interest into common stock, resulting in $160,263 of the Company’s derivative liability being reclassified to the Company’s APIC account. A second note holder converted $13,970 of principal into shares of the Company’s common stock, with the Company reclassifying $59,028 of related derivative liability to its APIC account. The Company reclassified an additional $614,830 of its derivative liability to APIC during the three months ended September 30, 2014 in relation to the $250,000 convertible note payable issued to Greystone Funding, LLC in September 2011 (see Note 5 – CORRECTION OF ERROR). During the nine-month period ended September 30, 2014, the Company reclassified $952,811 of derivative liability to APIC, of which $34,850 of principal and interest were converted into shares of the Company’s common stock during the January through June 2014 period.

During the three and nine-month periods ended September 30, 2014, the Company’s derivative liability increased by $4,779,968 as the result of recording non-cash losses on the extinguishment of debt (see Note 10 – LOSS ON EXTINGUISHMENT OF DEBT). During the three-month period ended September 30, 2014, the Company had five (5) convertible notes payable, and two (2) warrant agreements, whose conversion prices were significantly amended/modified. As a result, the Company recorded these transactions in accordance with ASC Topic 470-50, “Debt – Modifications and Extinguishments”. The Company revalued the derivative liability of each of the five (5) convertible notes on the date of amendment using both the original conversion price and then the revised/amended conversion price. The result was that the value of the derivative liability increased $4,779,968 when using the revised/amended conversion price. Accordingly, the Company increased its derivative liability by $4,779,968 while also recording a corresponding $4,779,968 non-cash loss on the extinguishment of debt. There were no such transactions during the January through June 2014 period.

Pursuant to ASC Topic 815, the Company remeasures/recalculates the value of its derivative financial instruments on both the date of each reporting period and on the date that principal and/or interest is converted into shares of the Company’s common stock and then records the change, if any, in the value of its derivative liability as a non-cash gain or loss. During the three-month period ended September 30, 2014, the Company remeasured/recalculated the value of its derivative liability on the requisite dates and determined that the value of its derivative liability had increased $4,519,509, in the aggregate, as compared to its value as of June 30, 2014. As a result, the Company recorded a non-cash loss in the change of derivative value. For the nine-month period ended September 30, 2014, the Company recorded a non-cash loss in the change of derivative value in the amount of $4,724,071.

10. LOSS ON EXTINGUISHMENT OF DEBT

During the three-month period ended September 30, 2014, the Company recorded a $4,779,968 non-cash loss on the extinguishment of debt in relation to the following transactions:

(a)	The April 9, 2014 assignment of the entire $20,937 principal balance of the promissory note originally issued in September 2013 and recorded during the three-month period ended September 30, 2014 (see “Note 5 - Correction of Error, Restatement of Financial Statements for Notes Payable”). Pursuant to the terms of the Securities Exchange and Settlement Agreement (“the Agreement”), the Buyer purchased the $20,937 principal balance for cash and was issued a convertible note payable whereby the Buyer, at his sole discretion, can convert any principal and accrued and unpaid interest from the date of the Agreement into shares of the Company’s common stock at a conversion price equal to forty-five (45%) of the lowest traded stock price during the ten (10) trading days immediately preceding the date of conversion. Due to the significantly modified/revised terms of the convertible note payable as compared to the original promissory note, the Company accounted for this transaction in accordance with ASC Topic 470-50, “Debt – Modifications and Extinguishments”. The convertible note payable issued to the Buyer on April 9, 2014 was analyzed in accordance with ASC Topic 815-40, “Derivative Instruments and Hedging: Contracts in Entity ’ s Own Equity” to determine if the embedded conversion feature should be bifurcated and accounted for at fair value and remeasured at fair value in income. Due to the variable number of shares that could be issued, the Company determined that the embedded conversion feature did meet the requirements for bifurcation pursuant to Topic 815. Accordingly, the Company measured the value of the embedded conversion feature and determined it to be $277,364. As a result, the Company recorded a $277,364 derivative liability on its balance sheet while also recording a $277,364 loss on extinguishment of debt.

(b)	On September 19, 2014, the Company amended the terms of the Original Issue Discount convertible note payable that was originally issued on April 9, 2014 (see Note 8 - CONVERTIBLE NOTES PAYABLE). The note was amended to change the conversion price to $0.00001 per share, which represents a significant reduction from the forty-five (45%) percent discount from the lowest intra-day trading price ten days prior to a conversion. As a result, the Company accounted for this transaction in accordance with ASC Topic 470-50, “Debt – Modifications and Extinguishments”, whereby the Company measured the value of the embedded conversion feature on September 19, 2014 using both the 45% discounted per share conversion price and the amended conversion price of $0.00001 per share. This resulted in values of $123,184 when using the original conversion price and $1,375,960 when using the amended conversion price. The Company recorded the $1,252,776 variance between the two values as a non-cash loss on extinguishment of debt while also increasing the related derivative liability by $1,252,776.

(c)	The July 15, 2014 assignment of $50,000 of principal by Greystone Funding, LLC (“Greystone”) to the same Holder who purchased the $20,937 principal related to the promissory note originally issued in September 2013. Pursuant to the terms of the Securities Exchange and Settlement Agreement (“the Agreement”), the Buyer purchased the $50,000 of principal for cash and was issued a convertible note payable whereby the Buyer, at his sole discretion, can convert any principal and accrued and unpaid interest from the date of the Agreement into shares of the Company’s common stock at a conversion price equal to $0.0001 per share. Per the terms of the convertible note payable originally issued to Greystone in September 2011, Greystone could, at their sole discretion, convert the principal and accrued and unpaid interest into shares of the Company’s common stock at a conversion price equal to fifty (50%) of the average three-deep bid on the day of funding. As a result of the significantly revised conversion feature in the Agreement, as compared to the original convertible note payable issued to Greystone, the Company accounted for this transaction in accordance with ASC Topic 470-50, “Debt – Modifications and Extinguishments”. Accordingly, the Company measured the value of the embedded conversion feature of both the original convertible note payable and that of the Agreement on July 15, 2014, which resulted in values of $99,734 and $434,593, respectively. The Company recorded the $334,859 variance between the two values as a non-cash loss on extinguishment of debt while also increasing the related derivative liability by $334,859.On September 19, 2014, this note was amended to change the conversion price to a fixed $0.00001 per share. As a result, the Company accounted for this transaction in accordance with ASC Topic 470-50, “Debt – Modifications and Extinguishments”, whereby the Company measured the value of the embedded conversion feature on September 19, 2014 using both the conversion price as stated in the original convertible note payable and the amended conversion price of $0.00001 per share. This resulted in values of $73,181 when using the original conversion price and $746,079 when using the amended conversion price. The Company recorded the $672,898 variance between the two values as a non-cash loss on extinguishment of debt while also increasing the related derivative liability by $672,898. The total loss on extinguishment related to this convertible note payable was $1,007,757 ($334,859 + $672,898) during the three and nine-month periods ended September 30, 2014.

(d)	On September 19, 2014, the Company amended the terms of the Original Issue Discount convertible note payable that was originally issued on June 12, 2014. The note was amended to change the conversion price to $0.00001 per share, which represents a significant reduction from the $0.00005 original conversion price. As a result, the Company accounted for this transaction in accordance with ASC Topic 470-50, “Debt – Modifications and Extinguishments”, whereby the Company measured the value of the embedded conversion feature on September 19, 2014 using both the $0.00005 per share conversion price and the amended conversion price of $0.00001 per share. This resulted in values of $212,381 when using the original conversion price and $933,857 when using the amended conversion price. The Company recorded the $721,476 variance between the two values as a non-cash loss on extinguishment of debt while also increasing the related derivative liability by $721,476.

(e)	On September 24, 2014, the Company amended the terms of the Original Issue Discount convertible note payable that was originally issued on September 23, 2014. The note was amended to change the original conversion price, which was set at a fifty (50%) percent discount off the lowest traded price during the preceding 20 trading days, to $0.00001 per share. As a result, the Company accounted for this transaction in accordance with ASC Topic 470-50, “Debt – Modifications and Extinguishments”, whereby the Company measured the value of the embedded conversion feature on September 24, 2014 using both the original per share conversion price and the amended conversion price of $0.00001 per share. This resulted in values of $53,187 when using the original conversion price and $550,384 when using the amended conversion price. The Company recorded the $497,197 variance between the two values as a non-cash loss on extinguishment of debt while also increasing the related derivative liability by $497,197.

(f)	In conjunction with the issuance of the Original Issue Discount convertible note payable that was originally issued on April 9, 2014, the Company also issued to the Holder warrants to purchase 5,000,000 shares of the Company’s common stock at an exercise price of $0.01 per share, with aggregate proceeds to the Company of $50,000. Pursuant to the September 19, 2014 amendment to the related OID note, whereby the conversion price was amended to $0.00001 per share, the exercise price on these warrants was also amended to $0.00001 per share. As a result, the Company accounted for this transaction in accordance with ASC Topic 470-50, “Debt – Modifications and Extinguishments”, whereby the Company measured the value of the embedded conversion feature on September 19, 2014 using both the conversion price as stated in the original convertible note payable and the amended conversion price of $0.00001 per share. This resulted in values of $854 when using the original conversion price and $935,334 when using the amended conversion price. The Company recorded the $934,479 variance between the two values as a non-cash loss on extinguishment of debt while also increasing the related derivative liability by $934,479.

(g)	In conjunction with the issuance of the Original Issue Discount convertible note payable that was originally issued on August 26, 2014, the Company also issued to the Holder warrants to purchase 25,000,000 shares of the Company’s common stock at an exercise price of $0.0002 per share, with aggregate proceeds to the Company of $5,000. Pursuant to the September 19, 2014 amendment to the related OID note, whereby the conversion price was amended to $0.00001 per share, the exercise price on these warrants was also amended to $0.00001 per share. As a result, the Company accounted for this transaction in accordance with ASC Topic 470-50, “Debt – Modifications and Extinguishments”, whereby the Company measured the value of the embedded conversion feature on September 19, 2014 using both the conversion price as stated in the original convertible note payable and the amended conversion price of $0.00001 per share. This resulted in values of $4,614 when using the original conversion price and $93,533 when using the amended conversion price. The Company recorded the $88,919 variance between the two values as a non-cash loss on extinguishment of debt while also increasing the related derivative liability by $88,919.

The above transactions are summarized as follows:

Loss on Extinguishment of Debt
April 2014 $20,937 convertible note payable (debt purchase/assignment)	$277,364
April 2014 OID convertible note payable	1,252,776
July 2014 $50,000 convertible note payable (debt purchase/assignment)	1,007,757
June 2014 OID convertible note payable	721,476
September 2014 OID convertible note payable	497,197
Warrants issued with April 2014 OID convertible note payable	934,479
Warrants issued with August 2014 OID convertible note payable	88,919
$4,779,968

11 – INTEREST EXPENSE

The Company recorded interest expense of $1,049,672 and $1,275,962 during the three and nine-month periods ended September 30, 2014, respectively. The $1,049,672 of interest expense for the third quarter of fiscal year 2014 includes $1,041,753 of non-cash debt discount expense, $77,509 of interest expense incurred on the Company’s convertible notes payable, a $14,250 late filing fee expense that the Company is obligated to pay a Holder of its convertible notes payable because it filed its previous Form 10Q late, and an $83,840 credit related to the reversal of non-cash interest expense that was erroneously recorded in fiscal year 2011 in relation to the $250,000 convertible note payable issued to Greystone Funding, LLC in September 2011 (see Note 5 – CORRECTION OF ERROR).

The $1,275,962 of interest expense recorded for the nine-month period ended September 30, 2014 includes $1,254,595 of non-cash debt discount expense, $90,957 of interest expense incurred on the Company’s convertible notes payable, a $14,250 late filing fee expense that the Company is obligated to pay a Holder of its convertible notes payable because it filed its previous Form 10Q late, and an $83,840 credit related to the reversal of non-cash interest expense that was erroneously recorded in fiscal year 2011 in relation to the $250,000 convertible note payable issued to Greystone Funding, LLC in September 2011 (see Note 5 – CORRECTION OF ERROR).

With regard to the non-cash debt discount expense, note that when the Company records a derivative liability on its balance sheet that the corresponding debit portion of the transaction is the debt discount. The amount of the derivative liability up to the principal amount of the convertible note payable is recorded on the Company’s balance sheet while the portion of the derivative liability in excess of the principal amount of the convertible note payable, if any, is immediately expensed on the Company’s statements of operation as non-cash interest expense. The debt discount that is recorded on the Company’s balance sheet is then amortized as non-cash interest expense over the term of the convertible note payable.

The following is a summary of the Company’s interest expense for the three and nine-month periods ended September 30, 2014:

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Interest expense incurred on convertible notes payable	$77,509	$90,957
Penalty for filing Q2 2014 Form 10Q late	14,250	14,250
Non-cash interest expense related to derivative features	1,041,753	1,254,595
Reversal of fiscal year 2011 beneficial conversion feature interest expense	(83,840)	(83,840)
	$1,049,672	$1,275,962

12. EQUITY

Over Subscribed

As of September 30, 2014, the Company was authorized to issue 4,000,000,000 shares of common stock and had 575,948,460 issued and outstanding. Per the terms of its convertible notes payable and outstanding warrant agreements, these debt instruments were convertible into an additional 44,477,966,684 shares of common stock, which exceeds the maximum number of shares of common stock that the Company is authorized to issue. As a result, all of the Company’s convertible notes payable were treated as if they were derivative liabilities as of September 30, 2014. The following is a summary of the convertible shares as of September 30, 2014:

	Principal	Accrued Interest	Total Amount Convertible	Conversion/ Exercise Price	Issuable Shares as of September 30, 2014
Holder One - Convertible Notes Payable	$90,040	$30,965	$121,005	$0.000010	12,100,500,000
Holder Two - Convertible Note Payable	32,000	1,255	$33,255	$0.000084	393,783,304
Holder Three - Convertible Note Payable	105,600	10,048	$115,648	$0.000010	11,564,800,000
Holder Four - Convertible Notes Payable	244,467	1,804	$246,271	$0.000010	14,918,883,380
Warrants issued April 9, 2014	-	-	$-	$0.000010	5,000,000,000
Warrants issued August 26, 2014	-	-	$-	$0.000010	500,000,000
	$472,107	$44,072	$516,179	$0.000012	44,477,966,684

Preferred Stock

On October 31, 2012, the Company's Board of Directors approved the amendment of the Company's Certificate of Incorporation to change the Company's name to IC Punch Media, Inc. and to provide for a class of "blank check" preferred stock. The Company has authorized five hundred million (500,000,000) shares of preferred stock, par value $.00001. The Board of Directors is expressly vested with the authority to divide any or all of the Preferred Stock into series in addition to those set forth below and to fix and determine the relative rights and preferences of the shares of each series so established, provided, however, that the rights and preferences of various series may vary only with respect to:

(a)	The rate of dividend;
(b)	whether the shares may be called and, if so, the call price and the terms and conditions of call;
(c)	the amount payable upon the shares in the event of voluntary and involuntary liquidation;
(d)	sinking fund provisions, if any, for the call or redemption of the shares;
(e)	the terms and conditions, if any, on which the shares may be converted;
(f)	voting rights;
(g)	whether the shares will be cumulative, non-cumulative, or partially cumulative as to dividends and the dates from which any cumulative dividends are to accumulate.

Our board of directors has authorized 240,000,000 shares of Series A Convertible Preferred Stock (“Series A”). Except as otherwise provided in the Certificate of Designation of the Series A (the “Designation”) or the Company’s by-laws, each holder of shares of Series A shall have voting rights equal to ten (10) shares of common stock. The Series A is convertible at any time and from time to time after the issue date at the holder’s option at a rate of ten (10) shares of Series A for 1 share of common stock. The conversion price of the Series A Preferred (the “Conversion Price”) shall be proportionately reduced for a stock dividend, stock split, subdivision, combination or similar arrangements (note that on September 11, 2014, per amendment two (2) to Series A, this provision has been changed whereas reverse stock splits do not change Preferred share holdings). The holders of Series A are entitled to receive dividends when, and if, declared by the board.

The holders of Series A will receive an amount per share equal of (i) $1.00, adjusted for any recapitalization, stock combinations, stock dividends, stock options and the like with respect to such shares, plus and accumulated but unpaid dividends, and (ii) the amount such holder would receive if such holder has converted its shares of Series A to common stock, subject to but immediately prior to such holder has converted its shares of Series A to common stock, subject to but immediately prior to such Liquidation (the “Liquidation Preference”). The Liquidation Preference was $240,000,000 at September 30, 2014 and December 31, 2013.

Common Stock

The Company, pursuant to its 2010 Equity Compensation Plan, which has been approved by the Company's Board of Directors, as filed with the Securities and Exchange Commission on February 26, 2010, will issue up to 25,000,000 shares of common stock. The purpose of the 2010 Equity Compensation Plan is to (a) motivate the Company's current employees, officers, and non-employee directors and consultants, and (b) allow the Company to secure and retain highly qualified employees, officers, directors and non-employee directors and consultants. The Company had no common stock options granted or outstanding for all periods presented.

On March 27, 2014, a 1 for 100 reverse stock split, which was originally approved by the Company's Board of Directors and majority stockholders on December 11, 2005, became effective. The financial statements have been formatted to reflect the retro-application of this event.

On May 7, 2014, the Company’s President returned an aggregate of 36,381 (reflects 1 for 300 reverse stock split – see Note 15 - SUBSEQUENT EVENTS) shares of common stock to the Company’s treasury at par value, or $0.00001 per share.

On May 7, 2014, an aggregate of 5,105 (reflects 1 for 300 reverse stock split – see Note 15 - SUBSEQUENT EVENTS) shares of common stock was returned to the Company’s treasury by two shareholders for a value of $4,441 or $0.87 per share. The shares outstanding were related to an acquisition that was rescinded by both parties. As a result, the Company has recorded the value of the shares returned as a gain on the disposal of assets.

On June 2, 2014, the Company issued an aggregate of 12,500 (reflects 1 for 300 reverse stock split – see Note 15 - SUBSEQUENT EVENTS) common shares to consultants as compensation for services provided. The stock was valued at approximately $24,750 or $1.98 per share.

On July 28, 2014, the Company issued 333,333 (reflects 1 for 300 reverse stock split – see Note 15 - SUBSEQUENT EVENTS) shares of its common stock to Joshua Mandel as compensation for five (5) additional years of Board service to the Company. The shares were valued at $2.70 per share, which represents the share price on July 28, 2014, and $90,000 in the aggregate. The $90,000 was recorded to prepaid expenses on the Company’s balance sheet and will be expensed at the rate of $1,500 per month beginning July 2014 and ending June 2019. The Company recorded $4,500 of non-cash general and administrative expense related to this Board service during the three and nine-month periods ended September 30, 2014.

On July 28, 2014, the Company issued 53,333 (reflects 1 for 300 reverse stock split – see Note 15 - SUBSEQUENT EVENTS) shares of its common stock to a third party as compensation for legal services provided to the Company. The shares were valued at $0.27 per share, which represents the share price on July 28, 2014, and $14,400 in the aggregate. The entire $14,400 was recorded to general and administrative expense during the three month period ended September 30, 2014.

During the three-month period ended September 30, 2014, the Company issued 1,340,630 (reflects 1 for 300 reverse stock split – see Note 15 - SUBSEQUENT EVENTS) shares of its common stock in relation to the conversion of $58,539 of principal and accrued and unpaid interest related to the Company’s convertible notes payable. During the nine-month period ended September 30, 2014, the Company issued 1,456,799 (reflects 1 for 300 reverse stock split – see Note 15 - SUBSEQUENT EVENTS) shares of its common stock in relation to the conversion of $103,579 of principal and accrued and unpaid interest related to the Company’s convertible notes payable.

The following is a summary of the Company’s common stock transactions for the three and nine-month periods ended September 30, 2014:

	Three Months Ended		Nine Months Ended
	September 30, 2014		September 30, 2014
	Shares	Value	Shares	Value
Shares issued and outstanding at beginning of period	192,532		105,348
Shares issued related to principal and interest conversions	1,340,630	$58,539	1,456,799	$103,579
Shares issued for five (5) years of future Board service	333,333	$90,000	333,333	$90,000
Shares issued for services provided to the Company	53,333	$14,400	65,833	$39,150
Shares returned	-	$-	(41,485)	$(4,441)
Shares issued and outstanding as of September 30, 2014	1,919,828	$162,939	1,919,828	$228,288

Warrants

On April 9, 2014, the Company issued warrants to Beaufort Capital Partners, LLC (“Beaufort”) in conjunction with the issuance of a $75,000 face value Original Issue Discount (“OID”) convertible note payable (see Note 10 – CONVERTIBLE NOTES PAYABLE) whereby Beaufort could, at their sole discretion, at any time on or after April 9, 2014 but no later than 5:00 PM Eastern Time on April 9, 2019, purchase 16,667 (reflects 1 for 300 reverse stock split – see Note 15 - SUBSEQUENT EVENTS) shares of the Company’s common stock at an exercise price of $3.00 per share, with certain dilution adjustments as noted below. The warrants had a five (5) year term and were fully earned and exercisable as of April 9, 2014, the date of grant. The Company valued the warrants using the Black-Scholes-Merton option pricing model using the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 385%; (iii) risk free rate of 0.03%, (iv) a stock price of $0.01, which represents the stock price on April 9, 2014, and (v) an expected term of 5 years. This resulted in a value of $50,000, which the Company recorded as a non-cash interest expense and a corresponding credit to the Company’s derivative liability account on its balance sheet. In September 2014, the OID note issued in conjunction with these warrants was amended to change the conversion price to $0.00001 per share, which resulted in the exercise price of these warrants also being changed to $0.00001 per share and the number of exercisable shares increasing to 5,000,000,000 (50,000/0.00001). As a result of this amendment/modification, the derivative value of these warrants was remeasured on the date of amendment using both the original conversion price and the amended conversion price, with the difference in the derivative values being recorded as a loss on extinguishment of debt (see Note 10 – LOSS ON EXTINGUISHMENT OF DEBT). Pursuant to ASC Topic 815-40, “Derivative Instruments and Hedging: Contracts in Entity’s Own Equity”, the Company remeasured the value of the related derivative liability as of September 30, 2014 using the Black-Scholes-Merton option pricing model using the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 385%; (iii) risk free rate of 0.02%, (iv) a stock price of $0.00019, which represents the stock price on September 30, 2014, and (v) an expected term of 4.5 years. This resulted in a value of $935,334, which represents a $49,144 non-cash gain in the change of derivative value as compared to the $984,478 value on the date of amendment. Accordingly, the Company recorded a $49,144 non-cash gain in the change of derivative value while also recording a $49,144 reduction to the amount of the derivative liability recorded on its balance sheet. Note that these warrants were not recorded prior to this filing, and because, as of September 30, 2014, the Company was obligated to issue more shares of common stock than the 4,000,000,000 that it is currently authorized to issue, these warrants were valued as a derivative liability.

On August 26, 2014, the Company issued warrants to Beaufort Capital Partners, LLC (“Beaufort”) in conjunction with the issuance of a $7,500 face value Original Issue Discount (“OID”) convertible note payable (see Note 8 – CONVERTIBLE NOTES PAYABLE) whereby Beaufort could, at their sole discretion, at any time on or after February 25, 2014 but no later than 5:00 PM Eastern Time on August 26, 2019, purchase 83,333 (reflects 1 for 300 reverse stock split – see Note 15 - SUBSEQUENT EVENTS) shares of the Company’s common stock at an exercise price of $0.06 per share. The warrants had a five (5) year term and were fully earned as of August 26, 2014, the date of grant. The Company valued the warrants using the Black-Scholes-Merton option pricing model using the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 385%; (iii) risk free rate of 0.04%, (iv) a stock price of $0.0002, which represents the stock price on August 26, 2014, and (v) an expected term of 5 years. This resulted in a value of $5,000, which the Company recorded as a non-cash interest expense and a corresponding credit to the Company’s derivative liability account on its balance sheet. In September 2014, the OID note issued in conjunction with these warrants was amended to change the conversion price to $0.00001 per share, which resulted in the exercise price of these warrants also being changed to $0.00001 per share and the number of exercisable shares increasing to 500,000,000 (5,000/0.00001). As a result of this amendment/modification, the derivative value of these warrants was remeasured on the date of amendment using both the original conversion price and the amended conversion price, with the difference in the derivative values being recorded as a loss on extinguishment of debt (see Note 10 – LOSS ON EXTINGUISHMENT OF DEBT). Pursuant to ASC Topic 815-40, “Derivative Instruments and Hedging: Contracts in Entity’s Own Equity”, the Company remeasured the value of the related derivative liability as of September 30, 2014 using the Black-Scholes-Merton option pricing model using the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 385%; (iii) risk free rate of 0.02%, (iv) a stock price of $0.00019, which represents the stock price on September 30, 2014, and (v) an expected term of 5 years. This resulted in a value of $93,533, which represents a $386 non-cash gain in the change of derivative value as compared to the $93,919 value on the date of amendment. Accordingly, the Company recorded a $386 non-cash gain in the change of derivative value while also recording a $386 reduction to the amount of the derivative liability recorded on its balance sheet. Note that because, as of September 30, 2014, the Company was obligated to issue more shares of common stock than the 4,000,000,000 that it is currently authorized to issue, these warrants were valued as a derivative liability.

The following is a summary of the number of warrants outstanding as of September 30, 2014:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Term	Value
Outstanding as of December 31, 2013	-	$-	-	$-

Issued April 9, 2014	5,000,000,000	$0.00001	0.75	$-
Issued August 26, 2014	500,000,000	$0.00001	4.08	$-

Outstanding as of September 30, 2014	5,500,000,000	$0.00001	4.83	$-

13. RELATED PARTY TRANSACTIONS

Employment Contracts

On November 18, 2005 the Company entered into an employment agreement with Steven Samblis to be our Chief Executive Officer. The agreement provided (1) the issuance of 116,667 (reflects 1 for 300 reverse stock split – see Note 15 - SUBSEQUENT EVENTS) shares of its common stock; (2) compensation to be 15% of revenues; (3) included a provision to authorize the issuance of shares to maintain majority of control; and (4) termination of agreement on November 18, 2025. On September 23, 2011, the Company entered into an employment continuation commitment agreement with the Chief Executive Officer, who is the majority shareholder, whereby the Company’s Board of Directors declared a $250,000 amount payable for a five (5) year employment commitment. The amount has been deferred and will be ratably expensed, as compensation, over the length of the agreement. Mr. Samblis has agreed to defer the compensation as set forth in the Agreement until such time the Company has sufficient funds to cover the expense.

Advances and Loans from Shareholder

The majority shareholder has advanced funds, since inception, for the purpose of financing working capital and product development. As of September 30, 2014 and September 30, 2013, these advances amounted to $3,000 and zero, respectively. There are no formalized agreement or repayment terms to this advance and the amount is payable upon demand. In the absence of a formal agreement or stated interest rate, the Company is accruing interest at a minimal variable rate, currently eight (8%) percent. Management will periodically adjust the rate recognized, following guidelines of applicable federal rates of interest.

On July 28, 2014, the Company acquired the assets of Imagine TV, which is owned and controlled by Steven Samblis, the Company’s Chief Executive Officer. The Company acquired (a) the website www.myimaginationtv.com, (b) all logos, and (c) all rights to all intellectual properties associated with Imagine TV including the TV network and all video assets. Originally, the Company was to issue 666,667 (reflects 1 for 300 reverse stock split – see Note 15 - SUBSEQUENT EVENTS) shares of its common stock for these assets. However, Mr. Samblis decided that these assets would be given to the Company for no consideration. Given (a) the nominal value of these assets, and (b) the fact that no consideration was given by the Company to acquire these assets, the Company has valued them at zero.

14. COMMITMENTS AND CONTINGENCIES

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

15. SUBSEQUENT EVENTS

Subsequent to the current period ended September 30, 2014, the Company has identified the following material events:

Effective October 20, 2014, IC Places, Inc. (the “Company”) amended its articles of incorporation in order to change its name to “Imagination TV, Inc.” The Company also amended its articles of incorporation to recognize the reverse stock split described below.

On October 20, 2014, the Company effectuated a one (1) for three hundred (300) reverse stock split and changed its ticker symbol to “IMTV”. Note that the accompanying financial statements have been formatted to reflect the retro-application of this event.

The following is a summary of the Company’s issued and outstanding shares as of this filing:

Shares issued and outstanding - pre-split	775,948,460
Shares cancelled per 1 for 300 reverse split	(773,360,611)
Shares issued after reverse split (1)	7,500,000
Shares issued after reverse split (2)	494,252
Shares issued after reverse split (3)	1,056,000
Shares issued after reverse split (4)	580,741
Shares issued and outstanding as of December 18, 2014	12,218,842

(1)	On October 21, 2014, the Company issued 7,500,000 shares of its common stock to Steven Samblis, the Company’s Chief Executive Officer. The shares were issued as the result of Mr. Samblis electing to convert 750,000 shares of his Preferred Stock, which per the terms of issuance, enable Mr. Samblis to convert, at his sole discretion, each share of his Preferred Stock into ten (10) shares of the Company’s common stock.

(2)	On October 23, 2014, the Company issued 494,252 shares to a Holder of its convertible notes payable in relation to the conversion of $4.94 of principal at a per share conversion price of $0.00001.

(3)	On October 31, 2014, the Company issued 1,056,000 shares to a Holder of its convertible notes payable in relation to the conversion of $2,640 of principal at a per share conversion price of $0.0025.

(4)	On November 19, 2014, the Company issued 580,741 shares to a Holder of its convertible notes payable in relation to the conversion of $5.81 of principal at a per share conversion price of $0.00001.

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

Note Regarding Forward Looking Statements

This quarterly report on Form 10-Q of IMAGINATION TV, INC. FKA IC PLACES, INC. FKA IC PUNCH MEDIA, INC. for the period ended September 30, 2014 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties.  In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements.  Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

The following are factors that could cause actual results or events to differ materially from those anticipated, and include but are not limited to: general economic, financial and business conditions; changes in and compliance with governmental regulations; changes in tax laws; and the costs and effects of legal proceedings.

You should not rely on forward-looking statements in this quarterly report.  This quarterly report contains forward-looking statements that involve risks and uncertainties.  We use words such as "anticipates," "believes," "plans," "expects," "future," "intends," and similar expressions to identify these forward-looking statements. Prospective investors should not place undue reliance on these forward-looking statements, which apply only as of the date of this annual report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by IMAGINATION TV, INC. FKA IC PLACES, INC. FKA IC PUNCH MEDIA, INC.  For example, a few of the uncertainties that could affect the accuracy of forward-looking statements include:

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

Financial information provided in this Form 10-Q for periods subsequent to September 30, 2014 is preliminary and remains subject to audit.  As such, this information is not final or complete, and remains subject to change, possibly materially.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three months ending September 30, 2014 as compared to September 30, 2013

The Company had no revenue for the three-month periods ended September 30, 2014 and 2013.

Operating expenses for the three months ended September 30, 2014 were $104,806 compared to $60,254 for the three months ended September 30, 2013. The $44,552 increase was due primarily to (a) $12,500 of accounting fees, (b) $14,400 of legal fees incurred during the current quarter and paid for by the issuance of 53,333 (reflects 1 for 300 reverse stock split – see Note 15 - SUBSEQUENT EVENTS) shares of the Company’s common stock on July 28, 2014 (see Note 12 – EQUITY), and (c) the $20,937 of legal fees from September 2013 (see Note 5 – CORRECTION OF ERROR).

Nine months ending September 30, 2014 as compared to September 30, 2013

The Company had no revenue for the nine-month periods ended September 30, 2014 and 2013.

Operating expenses for the nine months ended September 30, 2014 were $197,773 as compared to $222,367 for the nine months ended September 30, 2013. The $24,594 decrease is due primarily to the $22,535 decrease in meals and entertainment expense. Excluding non-cash general and administrative expenses related to depreciation and amortization and stock compensation, operating expenses for the nine months ended September 30, 2014 decreased $55,006 as compared to the same period in fiscal year 2013. The $55,006 was due primarily to decreases in both meals and entertainment expense and wages paid to officers.

Other Expense

Other expense for the three -month periods ended September 30, 2014 was $10,349,149, while the Company had $20,511 of other income during the same three-month period ended September 30, 2013. The $10,369,660 increase in other expense for the three-month period ended September 30, 2014, as compared to the same period in fiscal year 2013, is due to the $4,555,439 increase in non-cash loss on change in derivative, the $4,779,968 loss on extinguishment of debt (see Note 10 – LOSS ON EXTINGUISHMENT OF DEBT), and the $1,034,253 increase in interest expense. The increase in the non-cash loss on change in derivative is due to the fact that the Company had sixteen (16) derivative financial instruments on its balance sheet as of September 30, 2014. The Company has been funding operations through the borrowing of funds via the issuance of convertible notes payable, which results in the increase in the number of derivative financial instruments on the Company’s balance sheet. As stated in Note 10 – LOSS ON EXTINGUISHMENT OF DEBT, the Company had several debt transactions during the three-month period ended September 30, 2014 that resulted in the Company recording/incurring substantial non-cash losses, while no such transactions occurred during the same three-month period in fiscal year 2013. As for the $1,034,253 increase in interest expense, $957,913 was in relation to non-cash debt-discount expense related to the Company’s convertible notes payable and related derivative liabilities.

Other expense for the nine-month periods ended September 30, 2014 and 2013 was $10,780,001 and $60,175, respectively. The $10,719,826 increase in other expense was the result of a $4,815,453 increase in the non-cash loss on change in derivative, the $4,779,968 loss on extinguishment of debt (see Note 10 – LOSS ON EXTINGUISHMENT OF DEBT), and the $1,124,405 increase in interest expense. As stated in the preceding paragraph, the Company has been funding its operations via the issuance of convertible notes payable, which has resulted in the Company incurring substantially higher non-cash losses relating to the derivative liabilities associated with these convertible notes payable. The $4,779,968 non-cash loss on extinguishment of debt was caused by modifications/amendments to these convertible notes payable, while the $1,124,405 increase in interest expense was due almost entirely to non-cash debt discount expense related to the convertible notes payable.

Net Loss

As previously stated, the Company has incurred significant non-cash expense during the three and nine-month periods ended September 30, 2014. The following non-GAAP analysis details the non-cash expenses that have been incurred by the Company during these periods.

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Net loss (GAAP)	$(10,460,496)	$(10,979,874)

Less non-cash expenses:
Stock based compensation	31,400	81,149
Depreciation and amortization	470	1,411
Change in value of derivative	4,519,509	4,724,071
Loss on extinguishment of debt	4,779,968	4,779,968
Debt discount expense	957,913	1,170,755
Loss on disposal of assets	6,541	2,100
Total non-cash expenses	10,295,801	10,759,454

Net loss (non-GAAP)	$(164,695)	$(220,420)

CONTRACTUAL OBLIGATIONS

Employment Contracts

On November 18, 2005 the Company entered into an employment agreement with Steven Samblis to be our Chief Executive Officer.   The agreement provided (1) the issuance of 116,667 (reflects 1 for 300 reverse stock split – see Note 15 - SUBSEQUENT EVENTS) shares of its common stock; (2) compensation to be 15% of revenues; (3) included a provision to authorize the issuance of shares to maintain majority of control; and (4) termination of agreement on November 18, 2025. On September 23, 2011, the Company entered into an employment continuation commitment agreement with the Chief Executive Officer, who is the majority shareholder, whereby the Company’s Board of Directors declared a $250,000 amount payable for a five (5) year employment commitment. The amount has been deferred and will be ratably expensed, as compensation, over the length of the agreement. Mr. Samblis has agreed to defer the compensation as set forth in the Agreement until such time the Company has sufficient funds to cover the expense.

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

As of September 30, 2014, the Company did not have adequate cash resources to meet current obligations. Management believes that financial support from the majority shareholder will allow the Company to pay minimal, and necessary, expenses.

As of September 30, 2014, the Company had negative working capital of approximately $10,288,125 as compared to $413,774 at December 31, 2013. Excluding the Company’s derivative liability and its related debt discount, the working capital deficit is $355,430 as of September 30, 2014. Working capital as of both dates consisted entirely of cash and prepaid expenses net of current liabilities.

As of September 30, 2014, the Company has minimal cash and minimal tangible assets, increasing accrued liabilities, no revenues, and a history of operating losses. Absent an outside capital infusion, the Company will seek funding from traditional banking and other private sources. There are no assurances that any manner of securities offering, whether it be debt and/or equity, will be successful. The Company’s revenues are inadequate to support ongoing operations. The Company will most likely be reliant on additional shareholder contributions and/or third party investment and/or loans to continue operations. We are hopeful that the market awareness and financial transparency afforded through becoming a reporting company will assist us in procuring additional investment capital and/or loans.

As reflected in the unaudited interim financial statements as of September 30, 2014, we have included an explanatory paragraph related to issues that raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to become profitable and/or attain funding through additional sale of common stock or debt financing. The unaudited financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

With respect to the period ending September 30, 2014, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures,  as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based upon our evaluation regarding the period ending September 30, 2014, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

(b) Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting during the period ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On February 5, 2014, the Company issued a convertible note payable in the principal amount of $6,500 with a six (6) month term, which means that the Company is in default on this note. Per the terms of the convertible note agreement, the interest rate was eight (8%) per annum and the conversion rate was equal to a 69% discount on the 10 day trailing trading price of the stock. However, pursuant to the terms of this note, the conversion price was reset to $0.00001 per share based on an anti-dilution provision contained in the note. As of September 30, 2014, the entire $6,500 original principal amount was still outstanding.

On April 9, 2014, the Company issued an Original Issue Discount (the “April OID Note”) convertible note payable to a third party that carried a face value of $75,000 and a purchase price of $50,000. The April OID Note has a six (6) month term, which means that the Company is in default on this note, and is convertible at the option of the note holder into shares of the Company’s common stock at a conversion rate equal to a 45% discount from the lowest intra-day trading price ten (10) days prior to conversion. If the Company’s share price, at any time before October 9, 2014 loses the bid, or the Company gets a “DTC Chill” or loses DTC eligibility any time before October 9, 2014, then the conversion price is reset to $0.00001 per share. The $25,000 difference between the April OID Note’s face value and its purchase price was expensed as interest expense over the note’s term, which resulted in the Company recording $25,000 of interest expense during the nine-month period ended September 30, 2014. As of September 30, 2014, the April OID Note’s $75,000 face value was still outstanding. In September 2014, this OID Note was amended to change the conversion price to $0.00001 per share. As a result of this amendment, the Company had to treat this transaction as a debt extinguishment as discussed in Note 10 – LOSS ON EXTINGUISHMENT OF DEBT.

On April 9, 2014, the Holder of the Original Issue Discount (the “April OID Note”) convertible note payable mentioned in the preceding paragraph purchased the $20,937 of principal related to the promissory note that was originally issued in September 2013 Company (see “Note 5 - CORRECTION OF ERROR”). Pursuant to the terms of the Securities Exchange and Settlement Agreement (the “Agreement”), the Buyer purchased the $20,937 principal only and all rights and interest related to the original promissory note from the original note holder. There is no stated term in this Agreement and the interest rate is eighteen (18%) percent per annum. However, pursuant to the terms of the Agreement, the Buyer now has a convertible feature whereby the Buyer can, at his sole discretion, convert the $20,937 principal and any accrued and unpaid interest from the date of this Agreement into shares of the Company’s common stock at a conversion price equal to 45% of the lowest traded stock price during the ten (10) trading days immediately preceding the date upon which the Buyer shall have delivered notice of conversion to the Company. Due to the significantly revised terms in the Agreement, specifically the conversion feature that did not exist in the original promissory note, the Company treated this debt purchase as a debt extinguishment transaction (see Note 10 – LOSS ON EXTINGUISHMENT OF DEBT). During the nine month period ended September 30, 2014, the Buyer converted $4,000 of principal into 22,039 (reflects 1 for 300 reverse stock split – see Note 15 SUBSEQUENT EVENTS) shares of the Company’s common stock. As of September 30, 2014, the outstanding balance on this convertible note payable is $16,937. In September 2014, this Note was amended to change the conversion price to $0.00001 per share. As a result of this amendment, the Company treated this transaction as a debt extinguishment as discussed in Note 10 – LOSS ON EXTINGUISHMENT OF DEBT.

On May 7, 2014, the Company’s President returned an aggregate of 36,381 (reflects 1 for 300 reverse stock split – see Note 15 - SUBSEQUENT EVENTS) shares of common stock to the Company’s treasury at par value, or $0.00001 per share.

On May 7, 2014, an aggregate of 5,105 (reflects 1 for 300 reverse stock split – see Note 15 - SUBSEQUENT EVENTS) shares of common stock was returned to the Company’s treasury by two shareholders for a value of $4,441 or $0.87 per share. The shares outstanding were related to an acquisition that was rescinded by both parties. As a result, the Company has recorded the value of the shares returned as a gain on the disposal of assets.

On May 9, 2014 the Company issued a convertible note payable in the principal amount of $32,000, with a term of twelve (12) months and an interest rate of eight (8%) per annum. This note was able to be prepaid within 180 days of issuance at 150% of the principal amount plus any accrued and unpaid interest. This note cannot be prepaid after the 180th day from issuance. The principal and any accrued and unpaid interest may be converted, at the Holder’s discretion, into shares of the Company’s common stock at a conversion price equal to a 45% discount off the lowest trading price with a fifteen (15) day look back. As of September 30, 2014, the entire $32,000 principal balance was still outstanding.

On June 2, 2014, the Company issued an aggregate of 12,500 (reflects 1 for 300 reverse stock split – see Note 15 - SUBSEQUENT EVENTS) common shares to consultants as compensation for services provided. The stock was valued at approximately $24,750 or $1.98 per share.

On June 12, 2014, the Company issued an Original Issue Discount (the “June OID Note”) convertible note payable to a third party that carried a face value of $75,000 and a purchase price of $50,000. The June OID Note has a six (6) month term and is convertible at the option of the note holder into shares of the Company’s common stock at a conversion rate equal to $0.00005 per share unless (a) the Company’s share price, at any time before June 12, 2015 loses the bid, at which point the conversion price resets to $0.00001 per share, or (b) the Company gets a “DTC Chill” any time before June 12, 2015, at which point the conversion price resets to a 65% discount off the low of the previous five (5) trading days. The $25,000 difference between the June OID Note’s face value and its purchase price is to be expensed at the rate of $4,167 per month over the six (6) month term of the note, which resulted in the Company recording $16,668 of interest expense during the nine-month period ended September 30, 2014. As of September 30, 2014, the June OID Note’s $75,000 face value was still outstanding. In September 2014, this OID Note was amended to change the conversion price to $0.00001 per share. As a result of this amendment, the Company treated this transaction as a debt extinguishment as discussed in Note 10 – LOSS ON EXTINGUISHMENT OF DEBT.

On July 15, 2014. The Holder of the Original Issue Discount (the “June OID Note”) convertible note payable mentioned in the preceding paragraph purchased $50,000 of the principal related to the convertible note payable issued to Greystone Funding, LLC (see “Note 5 - Correction of Error, Restatement of Financial Statements for Notes Payable”). Pursuant to the terms of the Securities Exchange and Settlement Agreement (the “Agreement”), the Buyer purchased the $50,000 principal only and all related rights and interest pursuant to the original debt securities instrument. There is no stated term in this Agreement and the interest rate is two (2%) percent per annum. Pursuant to the terms of the Agreement, the Buyer can, at his sole discretion, convert the $50,000 principal and any accrued and unpaid interest from the date of this Agreement into shares of the Company’s common stock at a conversion price equal to $0.0001 per share. Due to the significantly revised terms in the Agreement, specifically the fixed conversion rate, the Company treated this debt purchase as a debt extinguishment transaction (see Note 10 – LOSS ON EXTINGUSHMENT OF DEBT). During the nine month period ended September 30, 2014, the Buyer converted $9,970 of principal into 332,333 (reflects 1 for 300 reverse stock split – see Note 15 - SUBSEQUENT EVENTS) shares of the Company’s common stock. As of September 30, 2014, the outstanding balance on this convertible note payable is $40,030. In September 2014, this Note was amended to change the conversion price to $0.00001 per share. As a result of this amendment, the Company treated this transaction as a debt extinguishment as discussed in Note 10 – LOSS ON EXTINGUISHMENT OF DEBT.

On July 28, 2014, the Company issued 333,333 (reflects 1 for 300 reverse stock split – see Note 15 - SUBSEQUENT EVENTS) shares of its common stock to Joshua Mandel as compensation for five (5) additional years of Board service to the Company. The shares were valued at $0.27 per share, which represents the share price on July 28, 2014, and $90,000 in the aggregate. The $90,000 was recorded to prepaid expenses on the Company’s balance sheet and will be expensed at the rate of $1,500 per month beginning July 2014 and ending June 2019. The Company recorded $4,500 of non-cash general and administrative expense related to this Board service during the three and nine-month periods ended September 30, 2014.

On July 28, 2014, the Company issued 53,333 (reflects 1 for 300 reverse stock split – see Note 15 - SUBSEQUENT EVENTS) shares of its common stock to a third party as compensation for legal services provided to the Company. The shares were valued at $0.27 per share, which represents the share price on July 28, 2014, and $14,400 in the aggregate. The entire $14,400 was recorded to general and administrative expense during the three month period ended September 30, 2014.

On August 26, 2014, the Company issued an Original Issue Discount (the “August OID Note”) convertible note payable to a third party that carried a face value of $7,500 and a purchase price of $5,000. The August OID Note has a six (6) month term and is convertible at the option of the note holder into shares of the Company’s common stock at a conversion rate equal to $0.00001. The $2,500 difference between the August OID Note’s face value and its purchase price is to be expensed at the rate of $417 per month over the six (6) month term of the note, which resulted in the Company recording $834 of interest expense during the nine-month period ended September 30, 2014. As of September 30, 2014, the August OID Note’s $7,500 face value was still outstanding.

On September 23, 2014, the Company issued an Original Issue Discount (the “September OID Note”) convertible note payable to a third party that carried a face value of $30,000 and a purchase price of $20,000. The September OID Note has a six (6) month term and is convertible at the option of the note holder into shares of the Company’s common stock at a conversion rate equal to a 50% discount off the lowest traded price the prior twenty (20) trading days. If the Company’s share price goes no-bid or majority volume trades at $0.0001 for a period of three (3) consecutive days, then the conversion price is reset to $0.00001 per share. The $10,000 difference between the September OID Note’s face value and its purchase price is to be expensed as interest expense at the rate of $1,667 per month over the note’s term, which resulted in the Company recording $1,667 of interest expense during the nine-month period ended September 30, 2014. As of September 30, 2014, the September OID Note’s $30,000 face value was still outstanding. In September 2014, this OID Note was amended to change the conversion price to $0.00001 per share. As a result of this amendment, the Company had to treat this transaction as a debt extinguishment as discussed in Note 10 – LOSS ON EXTINGUISHMENT OF DEBT.

During the three-month period ended September 30, 2014, the Company issued 1,340,630 (reflects 1 for 300 reverse stock split – see Note 15 - SUBSEQUENT EVENTS) shares of its common stock in relation to the conversion of $58,539 of principal and accrued and unpaid interest related to the Company’s convertible notes payable. During the nine-month period ended September 30, 2014, the Company issued 1,456,799 (reflects 1 for 300 reverse stock split – see Note 15 - SUBSEQUENT EVENTS) shares of its common stock in relation to the conversion of $103,579 of principal and accrued and unpaid interest related to the Company’s convertible notes payable.

Item 3.  Defaults Upon Senior Securities

The Company has six (6) convertible notes payable held by one Holder, with an aggregate outstanding principal balance of $90,040, that are currently in default due to the Company’s failure to repay the principal owed within the specified six (6) month term (see Note 8 – CONVERTIBLE NOTES PAYABLE). As a result, the Company is accruing interest on these notes at the rate of twenty-two (22%) percent per annum, which is the default rate of interest.

Each of the Company’s outstanding convertible notes payable require that the Company stay current on its Securities and Exchange Commission (“SEC”) filings. The Company is currently in default in this regard as this Form 10Q report was due no later than November 19, 2014.

As of the time of this filing, the Company has not received any Notices of Default from its debt holders.

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

IC PLACES, INC.,
FKA IC PUNCH MEDIA, INC.

Date: December 26, 2014	By:	/s/ Steven Samblis
STEVEN SAMBLIS,
Chief Executive Officer
Chief Financial Officer

